Form 10QSB
period 2000-09-30
GARDEN BAY INTERNATIONAL INC
filed 2000-11-03
CIK 1116341

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC 20549


                                 FORM 10-QSB


     Quarterly report under Section 13 or 15(d) of the Securities Exchange
                                   Act of 1934

                For the quarterly period ended September 30, 2000
                     Commission file number 0-28927

                    Garden Bay International, Ltd.
             ----------------------------------------------
             (Name of Small Business Issuer in its Charter)

85 Lakeshore Drive, Rancho Mirage, California,                 92270
 ______________________________________________               __________
     (Address of Principal Executive Offices)                 (ZIP Code)


                             (760) 862-1991
               ________________________________________________
               (Issuer's Telephone Number, Including Area Code)
           ------------------------------------------------
           (Issuer's Telephone Number, Including Area Code)

                         Not applicable
    --------------------------------------------------------------
   (Former Name, Former Address and Former Fiscal Year, if changed since last report)

Check whether the issuer: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes  [X]        No  [ ]
     ---            ---

There were 5,187,000 shares of Common stock outstanding as of October 1, 2000.

                                     PART I

Item 1. Financial Statements.
                         GARDEN BAY INTERNATIONAL LTD.
                           (A DEVELOPMENT STAGE COMPANY)

                              FINANCIAL STATEMENTS
                              --------------------
                               September 30, 2000
                               December 31, 1999


                               TABLE OF CONTENTS

INDEPENDENT AUDITORS' REPORT                        1

BALANCE SHEET                                       2

STATEMENT OF OPERATIONS                             3-4

STATEMENT OF STOCKHOLDERS' EQUITY                   5

STATEMENT OF CASH FLOWS                             6-7

NOTES TO FINANCIAL STATEMENTS                       8-9


INDEPENDENT AUDITORS' REPORT

Board Of Directors                                  October 17, 2000
Garden Bay International Ltd.
Rancho Mirage, California

I have audited the Balance Sheets of Garden Bay International Ltd.
(A Development Stage Company), as of September 30, 2000, and
December 31, 1999, and the related Statements of Operations, Stockholders' Equity and Cash Flows for the period January 1, 2000, to September 30, 2000, the year ended December 31, 1999, and the period July 20, 1998, inception to December 31, 1998. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audit.

I conducted my audit in accordance with generally accepted auditing standards. Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audit provides a reasonable basis for my opinion.

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Garden Bay International Ltd. (A Development Stage Company), as of September 30, 2000, and December 31, 1999, and the results of its operations and cash flows for the period January 1, 2000, to September 30, 2000, the year ended December 31, 1999, and the period July 20, 1998, (inception) to December 31, 1998, in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note #3 to the financial statements, the Company has had no material operations and has no established source of revenue. This raises substantial doubt about its ability to continue as a going concern. Management's plan in regard to these matters are also described in Note #3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

BARRY L. FRIEDMAN
-----------------
Barry L. Friedman
Certified' Public Accountant


                                    GARDEN BAY
                                INTERNATIONAL LTD.
                          (A Development Stage Company)


                               BALANCE SHEHEET
                               ---------------

                                    ASSETS
                                    ------

                                           Sept.         December
                                           30, 2000      31, 1999
CRENT ASSETS
  Cash                                     $     94      $  10,283
  Inventory                                     219              0
                                           --------      ---------
    TOTAL CURRENT ASSETS                   $    313      $  10,283

OTHER ASSETS                               $      0      $       0
                                           --------      ---------
TOTAL OTHER ASSETS                         $      0              0
                                           --------      ---------
TOTAL ASSETS                               $    313      $  10,283

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES ASSETS                 $      0      $       0
                                           --------      ---------
    TOTAL CURRENT LIABILITIES ASSETS       $      0      $       0
                                           --------      ---------

STOCKHOLDERS' EQUITY
Preferred stock,$.0001 par value
authorized 20,000,000 shares
issued and outstanding
at June 30, 2000-None                      $      0

Common stock, $ .0001 par value,
authorized 80,000,000 shares;
issued and outstanding at
December 31, 1999-5,187,000 shares                       $    519
June 30, 2000-5,187,000 shares             $    519

Additional paid-in capital                   19,181        19,181

Deficit accumulated during
the development stage                       -19,387        -9,417
                                           --------      ---------
TOTAL STOCKHOLDER?S EQUITY                 $    313      $ 10,283
                                           --------      ---------
TOTAL LIABILITIES AND STOCKHOLDERS'
EQUITY                                     $    313      $ 10,283
                                           ========       ========

The accompanying notes are an integral part of these financial statements
                                       -2-

                         GARDEN BAY INTERNATIONAL, LTD.
                         (A Development Stage Company)
                           STATEMENT OF OPERATIONS
                           -----------------------

                            3 Months,   3 Months  9 Months   9 Months
                            Ended       Ended     Ended      Ended
                            Sep. 30,    Sep. 30,  Sep. 30,   Sep. 30,
                             2000       1999       2000       1999
                            --------    -------   --------   --------

  INCOME
  Revenue                   $   1,100  $      0    $  1,100   $       0
    Cost of Goods Sold            594         0         594           0
                            ---------  --------    --------   ---------
  Gross Profit              $     506         0         506           0
                            ---------  --------    --------   ---------
  EXPENSES
  General and
  Administrative            $   1,835  $  1,158    $  10,476  $   4,800
                            ---------  --------    --------   ---------
  TOTAL EXPENSES            $   1,835  $  1,158    $  10,476  $   4,800
                            ---------  --------    --------   ---------
  NET LOSS                  $  -1,329  $ -1,158    $  -9,970   $ -4,802
                            =========  ========    ========   =========

  Net loss per share
  Basic and Diluted
  Note #2                   $ -.0003   $  -.0002  $  -.0019   $ -.0009

  Weighted average
  Number of common
  Shares outstanding        5,187,000  5,187,000  5,187,000  5,187,000
                            =========  =========  =========  =========

  The accompanying notes are an integral part of these financial statements.
                                       -3-

                         GARDEN BAY INTERNATIONAL, LTD.
                         (A Development Stage Company)
                       STATEMENT OF OPERATIONS (CONTINUED)
                       ----------------------------------

                            Year       July 20,     July 20, 1998
                            Ended      1998, to     (Inception)
                            Dec. 31,   Dec. 31,     to Sep. 30,
                             1999       1998          2000
                            ------     -------      ------------

  INCOME
  Revenue                   $      0    $      0     $      1,100
                            --------    --------     ------------
  EXPENSES
  General and
  Administrative            $  9,392    $     25     $     19,893
                            --------    --------     ------------
  TOTAL EXPENSES            $  9,392    $     25     $     19,893

  NET LOSS                  $ -9,392    $    -25     $    -19,387
                            ========    ========     ============

Net loss per share
  Basic and Diluted
  Note #2                  $  -.0019         NIL     $     -.0039

  Weighted average
  Number of common
  Shares outstanding       4,860,258    5,000,000       4,976,163
                           =========    =========    ============

  The accompanying notes are an integral part of these financial statements.
                                       -4-

                         GARDEN BAY INTERNATIONAL, LTD.
                         (A Development Stage Company)

                        STATEMENT OF STOCKHOLDERS' EQUITY

                                                                  Deficit
                                                                  accumulated
                                   Common Stock    Additional     during
                                   ------------    paid-in        development
                                  Shares   Amount  capital        stage
                                ---------  ------  -------        ---------
  July 20, 1998
  Issued for cash               5,000,000  $  500  $      500              0

  Net loss,
  July 20, 1998
  (inception) to
  December 31, 1998                                                      -25
                                ---------  ------  ----------     ----------
  Balance
  December 31, 1998             5,000,000  $  500  $       500           -25

  March 25, 1999
  Issued from
  Sale of private
  Placement (Note 1)              187,000     +19      +18,681

  Net loss year ended
  December 31, 1999                                               $    -9,392
                                ---------  ------  ----------     -----------

  Balance
  December 31, 1999             5,187,000  $  519  $     19,181   $    -9,417

  Net loss,
  January 1, 2000 to
  September 30, 2000                                                   -9,970
                                ---------  ------    ----------   -----------
  Balance
  September 30 2000             5,187,000  $  519  $     19,181   $   -19,387

  The accompanying notes are an integral part of these financial statements.
                                       -5-

                         GARDEN BAY INTERNATIONAL, LTD.
                         (A Development Stage Company)

                           STATEMENT OF CASH FLOWS
                           -----------------------

                             3 Months,   3 Months  6 Months     6 Months
                             Ended       Ended     Ended        Ended
                             Sep. 30,    Sep. 30,  Sep. 30,     Sep. 30,
                              2000       1999       2000         1999
                             ------     -------    --------     ---------
  Cash Flows
  Operating activities:
  Net loss                   $  -1,329  $  -1,158  $  -9,970    $ -4,802
  Amortization                       0          0          0         +41

  Changes in assets and
  Liabilities:
  Organization costs                 0          0         0         -306
  Inventory                       +594          0      -219            0
  Increase in current
  Liabilities                     -735     -1,350   -10,189        -5,067
                             ------     -------    --------     ---------
  Cash Flows from
  Investing Activities:              0          0         0             0

  Cash Flows from
  Financing Activities:
  Issuance of common stock
  For cash                            0         0         0      +18,700
                              ---------  --------  ---------   ---------
  Net Increase/
  Decrease in Cash           $     -735 $  -1,158  $ -10,189   $ +13,633

  Cash,
  Beginning of period               829     15,791    10,283      1,000
                              ---------  ---------- ---------   --------
  Cash,
  End of period               $      94  $  14,633  $     94   $  14,633
                              =========  ========== =========  =========

  The accompanying notes are an integral part of these financial statements.

                         GARDEN BAY INTERNATIONAL, LTD.
                         (A Development Stage Company)

                      STATEMENT OF CASH FLOWS (CONTINUED)
                      ----------------------------------

                                Year       July 20,     July 20, 1998
                                Ended      1998, to    (Inception)
                                Dec. 31,   Dec. 31,     to Sept. 30,
                                 1999       1998          2000
                                ------     -------      ------------

  Cash Flows
  Operating activities:
    Net loss                    $   -9,392  $   -25     $     -19,387
    Amortization                      +281      +25              +306

  Changes in assets and
  Liabilities:
    Organization costs                   0     -306              -306
    Inventory                            0        0              -219

    Increase in current
    Liabilities
    Accounts Payable                  -306     +306                 0

    Cash Flows from
    Investing Activities:                0        0                 0

  Cash Flows from
  Financing Activities:
    Issuance of common
    Stock For cash                 +18,700    +1,000           +19,700
                                ----------  --------          --------

  Net Increase/
  Decrease in Cash              $   +9,283 $  +1,000            +   94

  Cash,
  Beginning of period                1,000         0                 0
                              ------------ ---------         ---------
  Cash,
  End of period                 $   10,283  $  1,000         $       94
                                ==========  ========         ==========
  The accompanying notes are an integral part of these financial statements.


                             GARDEN BAY INTERNATIONAL, LTD.
                           (A Development Stage Company)


                           NOTES TO FINANCIAL STATEMENTS
                           -----------------------------
                       September 30, 2000, and, December 31, 1999


NOTE 1 - HISTORY AND ORGANIZATION OF THE COMPANY

     The Company was organized July 20, 1998, under the laws of the State of Delaware, as Garden Bay International, LTD. The Company has in accordance with
SFAS #7, the Company is considered a development stage company. The Company is in the business of designing, marketing and selling unique and collectible ceramic dinnerware and pottery items to wholesale suppliers and distributors for sale in retail stores and speciality outlets.

     On July 20, 1998, the Company issued 5,000,000 shares of it's $0.0001 par value common stock for cash of $ 1,000.00.

     On March 25, 1999, the Company completed a public of offerings that was offered without registration under the Securities Act of 1933, as amended (The
"Act"), in reliance upon the exemption from registration afforded by sections
4(2) and 3(b) of the Securities Act and Regulation D promulgated thereunder.
The Company sold 187, 000 shares of common stock at a price of $0.10 per share for a total amount raised of $18,700.


NOTE 2 - ACCOUNTING POLICIES AND PROCEDURES

     Accounting policies and procedures have not been determined except as follows:

     1. The Company uses the accrual method of accounting.
     2. In April, 1998, the American Institute of Certified Public
Accountant's issued Statement of Position 98-5 ("SOP 98-5"), "Reporting on the
Costs of start-up Activities" which provides guidance on the financial reporting of start-up costs and organization costs. It requires costs of start-up activities and organization costs to be expensed as incurred. SOP
98-5 is effective for fiscal years beginning after December 15, 1998, with initial adoption reported as the cumulative effect of a change in accounting principle.
     3. Basic earnings or loss per share ("EPS") is calculated by dividing the income or loss available to common shareholders by the weighted average number of shares of common stock outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock.
     4. The Company has not yet adopted any policy regarding payment of dividends. No dividends have been paid since inception.
     5. The Company has adopted a year end of December 31.

                                         -8


                             GARDEN BAY INTERNATIONAL, LTD.
                           (A Development Stage Company)


                           NOTES TO FINANCIAL STATEMENTS
                           -----------------------------
                       June 30, 2000, and, December 31, 1999


NOTE 3 - GOING CONCERN

     The Company's financial statements are prepared using the generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. However, the Company has no material source of revenue. Without realization of additional capital, it would be unlikely for the Company to continue as a going concern. It is management's plan to seek additional capital through sale of its securities through private placements.

NOTE 4 - RELATED PARTY TR~NSACTICN

      The Company neither owns or leases any real or personal property. Office services are provided without charge by a director. Such costs are immaterial to the financial statements and, accordingly, have not been reflected therein.
The officers and directors of the Company are involved in other business activities and may, in the future, become involved in other business opportunities. If a specific business opportunity becomes available, such persons may face a conflict in selecting between the Company and their other business interests. The Company has not formulated a policy for the resolution of such conflicts.

NOTE 5 - WARRANTS AND OPTIONS

     There are no warrants or options outstanding to acquire any additional shares of common or preferred stock.

                                         -9-



Item 2. Management's Discussion and Analysis of Financial Condition and
Results of Operations

Certain Forward-Looking Information

Information provided in this Quarterly Report on Form 10QSB may contain forward-looking statements within the meaning of Section 21E or Securities
Exchange Act of 1934 that are not historical facts and information. These statements represent the Company's expectations or beliefs, including, but not limited to, statements concerning future and operating results, statements concerning industry performance, the Company's operations, economic performance, financial conditions, margins and growth in sales of the Company's products, capital expenditures, financing needs, as well assumptions related to the forgoing. For this purpose, any statements contained in this Quarterly Report that are not statements of historical fact may be deemed to be forward-looking statements. These forward-looking statements are based on current expectations and involve various risks and uncertainties that could cause actual results and outcomes for future periods to differ materially from any forward-looking statement or views expressed herein. The Company's financial performance and the forward-looking statements contained herein are further qualified by other risks including those set forth from time to time in the documents filed by the Company with the Securities and Exchange Commission, including the Company's most recent
Form 10SB.

Condition and Results of Operations.

Three months ended September, 2000.

Net sales were $1,100 for the quarter ended September 30, 2000 and and $0 for the quarter ended September 30, 1999. In the third quarter of 2000 the Company had its first sales.

Operating Expenses were $1,835 for the quarter ended September 30, 2000 and $1,158 for the same quarter in 1999.

Management's business plan for the next twelve months is to expand and develop wholesale relationships with sellers and buyers of collectible and decorative china and dishware. The Company is continuing to make contact with suppliers in
Baja California, Mexico.  Initial purchases have been made from this source and the Company will continue to do business with current and future suppliers in this area.  The items purchased to date have been sold directly to the consumer, however the Company is in the process of negotiations with retail outlets in
California and plans eventually to market its products largely by wholesaling to established retailers and other wholesalers.  Initially the Company will display its inventory for sale in a 1300 sq. ft. facility in Rancho Mirage, California; it will then expand to other retail outlets and consignment stores in that general area.
The Company also has a web site on which it displays and sells its products and which gives it access to the global internet marketplace. The Company plans to fund the growth and expansion of its business by earning profits and by the sale of is securities through private placements.


RISK FACTORS

1.  Limited History of Operations.  The Company was organized on July 20,
1998 and has had limited operations to date. Therefore its  operations are subject to all of the risks inherent in new business enterprises.  The likelihood of the success of the Company must be considered in light of the problems, expenses, difficulties, complications and delays frequently encountered in connection with the start up of new businesses and the competitive environment in which the Company will operate.  The Company has
had no significant   revenues to date.

2. Time lapse to Operational Stage of the Company Operations therefore will depend upon the continued availability of investment capital to fully fund subsequent Projects. If operating revenues are insufficient to continue the Company's operations, additional funds would have to be raised through equity or debt financing.  The Company has no commitments for any additional debt or equity financing and there can be no assurance that any such commitments will be obtained on favorable terms, if at all.

3. Competition. The Company will operate in a highly competitive environment. The Company will compete with retailers which have a history and experience the company does not have.

4. Dependence on Management. Because the Company is a new business and has no significant operating history, it will be heavily dependent upon the services and experiences of its officers. The loss of the service of any officer could adversely affect the conduct of the Company's business.

5. Industry and Economic Factors. The industry in which the Company expects to operate is subject to constant changes based upon changes in public taste as well as the condition of the general economy. Factors beyond the control of the Company or those on whom it intends to rely could cause the Company to fail.

6.  Control of the Company.  The Officers, Directors and Principal Shareholder
Group own more than 50% of the Common Shares of the Company. Therefore, the Control Group will either control or significantly influence a voting control of the Company. Pursuant to the laws of Delaware, a majority of all shareholders entitled to vote an any regularly called shareholders meeting, may act, as a majority, without notice or meeting, giving notice to other shareholders only after such action may have been taken. While there are some limits upon this right of the majority, Investors should understand that Management commands a voting majority in control of the Company.

7. Dividends. The Company has paid no dividends on its Common Shares since its inception. The Company does not anticipate paying any dividends on its Common Stock until and unless such profit is realized and may not pay out any dividends thereafter.


8. Potential Conflicts of Interest. The officers and directors are associated with other firms, including others with material contractual relationships with this Issuer, and are involved in a range of business activities. Due to these affiliations and the fact that some officers are expected to devote only a portion of their time to the business of the Company, there are potential inherent conflicts of interest in their acting as directors and as officers.  Each of the officers and directors is or may become an officer, director, controlling shareholder, partner or participant in other entities engaged in a variety of businesses.  These existing and potential conflicts of interest are irreconcilable and could involve the participating officers and directors in litigation brought by the Company's shareholders or by the shareholders of other entities with which the officers
and directors are currently, or may become, affiliated.   To help alleviate
this position somewhat, Management has adopted a policy of full disclosure with respect to business transactions with any entity in which any or all of the officers or directors are affiliated, either directly or indirectly.  An officer or director may continue any business activity in which such officer or director engaged prior to joining the Company.

9. Going Concern. As of September 30, 2000 the company had a stockholders' Equity of $313. The auditors have raised a "going concern" question on the audit for the year ended December 31, 1999 and the period ended September 30, 2000.




                                   PART II
                              OTHER INFORMATION

Item 1.  Legal Proceedings.

           None

Item 2.  Changes in Securities.

            None

Item 3.  Defaults Upon Senior Securities.

            None

Item 4.  Submission of Matters to a Vote of Security Holders.

            None

Item 5.  Other Information

            None

Item 6.   Exhibits and Reports on Form 8-K

         (a) (2)  Filed by reference; Form 10-SB filed February 23, 2000.
             (3)  Filed by reference; Form 10-SB filed February 23, 2000.
             (11) Statement re: Computation of per share earnings.
             (21) Consent of Auditors

          (b)  There were no reports filed on Form 8-K

                             SIGNATURE

Pursuant to the requirements of Section 12 of the Securities Exchange Act of 1934, the Company has duly caused this disclosure statement to be signed on its behalf by the undersigned, thereunto duly authorized.

  GARDEN BAY INTERNATIONAL, LTD.


Dated: 11/1/2000

  REUBEN MCDONALD
-----------------
  REUBEN MCDONALD

  President

