Form 10KSB
period 2000-12-31
GARDEN BAY INTERNATIONAL LTD
filed 2001-03-30
CIK 1116341

U.S. SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549

                                   FORM 10-KSB


     X  Annual report under Section 13 or 15(d) of the Securities
        Exchange Act of 1934

     For the fiscal year ended December 31, 2000

     __ Transition report under Section 13 or 15(d) of the  Securitie
        Exchange Act of 1934

     For the transition period from __________ to ___________

     Commission file number          # 0-30884

              Garden Bay International, LTD.
          (Name of Small business Issuer in Its Charter)

           Delaware                       33-0822337
---------------------------------       ----------------
  (State or Other Jurisdiction of       (IRS Employer
  Incorporation or Organization)         Identification No.)

  77-513 Ashberry Court, Palm Desert, CA       92211
----------------------------------------       ---------
 (Address of Principal Executive Offices)      (ZIP Code)

                         (760) 409-6749
------------------------------------------------
(Issuer's Telephone Number, Including Area Code)


Securities to be Registered under Section 12(b) of the Act:

     Title of Each Class              Name of Each Exchange
                                       On Which Registered


Securities to be Registered under Section 12(g) of the Act:

       Common Stock



     Check whether the issuer: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports ), and
(2) has been subject to such filing requirements for the past 90 days

    Yes   X          No _____

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements, incorporated by reference in Part III of this Form 10KSB or any amendment to this Form 10-KSB. X

      Issuer's revenues for its most recent fiscal year.
                         $1,200



     Number of shares outstanding of common equity, as of March 30, 2001.
           5,480,000 shares



PART I

ITEM 1       DESCRIPTION OF BUSINESS

General

Garden Bay International, Ltd. ("the Company") was incorporated in the State of Delaware on July 20, 1998. The Company is in the business of designing, marketing and selling unique and collectible ceramic dinnerware and pottery items to wholesale suppliers and distributors for sale in retail stores and specialty outlets.

Mission

The mission of the Company is to initially create a profit by designing, marketing and selling unique and collectible ceramic dinnerware and pottery items to wholesale suppliers then expanding to selling these unique, collectible items over the Internet by setting up an Internet store to include trades, classifieds and auctions. The Company's goal is to establish a network of artisans for designing and manufacturing hand-painted collectible ceramic items including dishes, serving platters, vases, table lamps, small flower pots and ashtrays, then marketing these items to wholesale suppliers and distributors for sale in retail stores and specialty outlets.

Product

The Company contacted appropriate wholesale artists, craftsmen and distributors in Europe, Mexico and Canada concerning the design and manufacture of specialty hand-painted ceramics and pottery items. Initially, the Company is making available sets of distinctive, hand-painted ceramic dinnerware including dinner plates, salad plates, saucers, cups, mugs, serving platters, salt and pepper containers, milk and sugar containers, soup tureens, large and small pitchers, tea pots, bowls and ice tea/water containers.
These items are be available in the yellow-fish motif, pink-chicken motif, green-chicken motif and blue-chicken motif.

Manufacturing

The hand painted ceramics are being sold wholesale and later to be incorporated on the web site to be sold retail can be purchased at cost saving levels for quantities. Currently the Company has located certain artisans in Mexico to manufacture the ceramic pieces and individually hand-paint each item according to certain designs (fish and chicken motifs) approved by the Company. The Company plans initially to have its products shipped directly from the vendor to the wholesale suppliers and distributors and later, as the need arises, to deliver to the Company's headquarters and shipped to customers. Sufficient space is available at present and the decision to expand will be based on price and logistics. There is sufficient proximity to couriers such as UPS and Fed Ex locations for ease of shipping.





Marketing

The marketing plan includes making available the products through three primary sales channels: to wholesale suppliers and distributors for placement in retail outlets where dinnerware ceramics and pottery are sold; through the Internet primarily through a Garden Bay web site; and through a Garden Bay catalog. The Company currently does not operate a web site but is in the process of constructing one which would include charging ability via credit card for purchases of ceramics and pottery as well as an informational source for classifieds, trades and auctions. The Company also plans at a later date to offer its products through Internet marketing partnerships with America Online Shopping Channel, @Home and Catalog City. The Company believes that online retailing over the Internet will present Garden Bay with a significant opportunity for the marketing and sale of its products and will enable the Company to significantly expand and diversify its customer base. The Company believes that Garden Bay products are particularly well positioned to be marketed and sold over the Internet. The Company currently does not offer a catalog, but plans to produce one after sales have commenced thus providing customers with increased shopping flexibility and service. This multi-channel approach will provide the Company with significant marketing, sales, and operational synergies and provide customers with enhanced shopping flexibility and superior customer service.

Initially, the Company plans to market the complete set of ceramic dinnerware (to wholesale suppliers and distributors) for $525 with a $3,000 minimum order and a 24-piece minimum order quantity. Prices can be reduced with build up of volume. Discounts can be made according to total order value and pieces per item. The Company plans to collect ten percent with order confirmations and full balance prior to shipment. Delivery of items will be made 30 to 90 days after shipment order is placed.

Competition

The Company will operate in a highly competitive environment. The Company principally competes with a variety of department stores and specialty retailers such as Pottery Barn and Williams of Sonoma, inc. that offer products similar to or the same as the Company products. The United States retail industry, and the specialty retail industry in particular, is dynamic in nature and has undergone significant changes over the past several years. The Company's ability to anticipate and successfully respond to continuing challenges is critical to its long-term growth. The Company may later compete with major Internet retailers or other catalogs that offer products similar to or the same as the Company's products. Many of our competitors are larger companies with greater financial resources, a wider selection of merchandise and a greater inventory availability.

The Company plans to enter into purchase obligations outside of the United States which are settled in U.S. dollars and, therefore, have only minimal exposure to foreign currency exchange risks. The Company does not plan to hedge against foreign currency risks and believes that foreign currency exchange risk is immaterial.




Governmental Approval, Regulation and Environmental Compliance
Other than general business licensing requirements, the Company is unaware of any governmental regulations in regard to its product.

Given the nature of Garden Bay's business, the Company does not anticipate any material costs associated with compliance with federal, state and local environmental laws and regulations.

The Company is not aware of any federal, state or local laws and regulations regulating the Internet at this time which would materially affect its business activities.

ITEM 2.  DESCRIPTION OF PROPERTY

The Company owns no real property. The Company is provided sufficient space to do its present business by a director of the Company. In the near future, the Company will be looking for its own space. The Company expects to have no problems finding the space it needs at prices that it can afford.

ITEM 3.  LEGAL PROCEEDINGS

None

ITEM 4.  SUBMISSIION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
         None


PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

a)   Class                         Number of Record Holders

     Common                                      41

There is, as of the date of filing, no public market in any class of stock of the Company.



ITEM 6.  MANAGEMENT DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

Certain Forward-Looking Information

Information provided in this Form 10KSB may contain forward-looking statements within the meaning of Section 21E or Securities Exchange Act of 1934 that are not historical facts and information. These statements represent the Company's expectations or beliefs, including, but notlimited to, statements concerning future and operating results, statements concerning industry performance, the Company's operations, economic performance, financial conditions, margins and growth in sales of the Company's products, capital expenditures, financing g needs, as well assumptions related to the forgoing. For this purpose, any statements contained in this Quarterly Report that are not statements of historical fact may be deemed to be forward-looking statements. These forward-looking statements are based on current expectations and involve various risks and uncertainties that could cause actual results and outcomes for future periods to differ materially from any forward-looking statement or views expressed herein. The Company's financial performance and the forward-looking statements contained herein are further qualified by other risks including those set forth from time to time in the documents filed by the Company with the Securities and Exchange Commission.



COMPARISON OF FISCAL YEAR 2000 WITH FISCAL YEAR 1999

Revenues for fiscal year 2000 were $1,200 and compared with $0 in 1999. This is the result of the beginning of active sales efforts. General & Administrative Expenses were $11,245 in 2000 and 9,392 in 1999. The Company does not consider this as a material change. Net loss in 2000 was $10,045 as against $9,392 in fiscal 1999. The company does not consider this a material change.

The company had Total Assets of $262 at December 31, 2000 as compared to $10,282 at December 31, 1999. This decrease was do to loss on operations.


The Business Plan for the Company over the next twelve months is to design and manufacture sets of distinctive, hand-painted ceramic dinnerware in four designs approved by the company and to implement a wholesale sales group to distribute the Company's products for placement to retail outlets. The Company plans to implement a merchandising strategy that will seek out other hand-designed products by artisans world-wide for distribution. The Company plans initially to have its products shipped directly from the vendor to the wholesale suppliers and distributors and later, as the need arises, to rent a small order fulfillment and distribution facility. The shipment of products directly from vendors to the suppliers or directly to the stores reduces the level of the lead-time required to receive the products. Financing will be arranged as required during this period. The Company has sufficient capital for its present business plan during the next 12 months. The Company will require a down payment on all orders sufficient to defray the cost of the production. The Company may attempt to raise the additional capital by the sale of its securities in private placements. There can be no assurance that such sales can be accomplished at prices satisfactory to the Company, if at all.

The Company anticipates that a small 150 - 250 square feet warehouse space will be adequate to carry on the operation over the next year of business. Sales will be established through wholesale suppliers and distributors. It is anticipated that sales will grow in an orderly fashion over the next year. An Internet web site for sales, information, trades, classified and auctions is being planned but has not been established at this time. A catalog for retail consumers is being planned after sales have commenced but has currently not been established at this time.

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

3. Competition. The Company will operate in a highly competitive environnemt. The Company will compete with retailers which have a history and experience the company does not have.

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


8. Potential Conflicts of Interest. The officers and directors may be associated with other firms, including others with material contractual relationships with this Issuer, and may become involved in a range of business activities. Due to these affiliations and the fact that some officers are expected to devote only a portion of their time to the business of the Company, there are potential inherent conflicts of interest in their acting as directors and as officers. Each of the officers and directors is or may become an officer, director, controlling shareholder, partner or participant in other entities engaged in a variety of businesses. These existing and potential conflicts of interest are irreconcilable and could involve the participating officers and directors in litigation brought by the Company's shareholders or by the shareholders of other entities with which the officers
and directors are currently, or may become, affiliated.   To help alleviate
this position somewhat, Management has adopted a policy of full disclosure with respect to business transactions with any entity in which any or all of the officers or directors are affiliated, either directly or indirectly. An officer or director may continue any business activity in which such officer or director engaged prior to joining the Company.

9. Going Concern. As of December 31, 2000 the company had a stockholders' Equity of $263. The auditors have raised a "going concern" question on the audit for the year ended December 31, 2000.

ITEM 7.  FINANCIAL STATEMENTS

ARMANDO C. IBARRA
CERTIFIED PUBLIC ACCOUNTANTS
(A Professional Corporation)


Armando C. Ibarra, C.P.A.                 Members of the California Society of
Armando Ibarra, Jr., C.P.A.               Certified Public Accountants



To the Board of Directors of
Garden Bay International, Ltd.
85  Lakeshore Drive
Rancho Mirage, Ca. 92270

INDEPENDENT AUDITOR'S REPORT

We have audited the accompanying balance sheets of Garden Bay International, Ltd. (A Development Stage Company) as of December 31, 2000 and 1999 and the related statements of operations, changes in stockholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2000 and 1999 and the results of its operations and its cash flows for the years then ended, in conformity with generally accepted accounting principles.



 ____________________________
Armando C. Ibarra, CPA

March 28,  2001

                          GARDEN BAY INTERNATIONAL, LTD
                         (A Development Stage Company)
                                 Balance Sheets
                         As of December 31, 2000 & 1999

ASSETS
                                                  Year Ended     Year Ended
                                                  December 31,   December 31,
                                                  2000           1999
                                                  ------------   -------------
Current Assets

   Cash                                           $       44     $     10,283
   Inventory                                             219              0
                                                  ------------   -------------
Total Current Assets                                     263           10,283
                                                  ------------   -------------
   TOTAL ASSETS                                   $      263     $     10,283
                                                  ============   =============

                         LIABILITIES & STOCKHOLDERS' EQUITY

Total  Liabilities                                $      0       $        0

Stockholders' Equity
  Preferred stock, $.0001 par value authorized
  (20,000,000 shares authorized; none
  issued and outstanding.)                               0                0
  Common stock $.0001 par value authorized
  (80,000,000 shares authorized; issued
   and outstanding : 5,437,000 and
   5,187,000 shares at December 31, 2000               544              519
   1999, respectively.)
   Additional paid-in capital                       19,181            19,181
   Deficit accumulated during the
   development stage                               (19,462)           (9,417)
                                                  ------------   -------------
Total Stockholders' Equity                             263            10,283
                                                  ------------   -------------
   TOTAL LIABILITIES &
         STOCKHOLDERS' EQUITY                      $   263       $    10,283
                                                  ============   =============

            See Auditor's Report and Notes to Financial Statements
                               Page 2

                          GARDEN BAY INTERNATIONAL, LTD
                         (A Development Stage Company)
                            Statements of Operations
                    For the years ended December 31, 2000 and 1999
                And from July 20, 1998 (inception) through December 31, 2000
----------------------------------------------------------------------------

                                                            January 19, 1999
                        Year Ended        Year Ended       (Inception) through
                        December 31,      December 31,      December 31,
                        2000              1999              2000
                        -----------       ------------     -------------------
Revenues
  Revenues              $     1,200       $         0       $         1,200
                        -----------       ------------     -------------------
Total Revenues                1,200                 0                 1,200

General &
Administrative Expenses      11,245             9,392                20,662
                        -----------       ------------     -------------------
Total General &
Administrative Expenses      11,245             9,392                20,662

Net Loss                $   (10,045)      $    (9,392)      $       (19,462)
                        ===========       ============      ================
Net loss per share      $   (0.0019)      $   (0.0029)
                        ===========       ============
Weighted average shares
used for net loss
per share                 5,219,877         4,860,258
                        ===========       ============

             See Auditor's Report and Notes to Financial Statements
                               Page 3

                          GARDEN BAY INTERNATIONAL, LTD
                         (A Development Stage Company)
                         Statement of Stockholders' Equity
                   For the years ended March 31, 2000 and 1999
           And from July 20, 1998 (inception) through December 31, 2000
----------------------------------------------------------------------------

                                                          Deficit
                                                        Accumulated
                          Common    Common  Additional    During      Total
                          Shares    Stock   Paid In     Development
                                    Amount  Capital        Stage
                          -------   ------- ----------  ------------  --------
Issued for cash on
July 20, 1998             5,000,000 $  500  $   500      $    -      $  1,000

Net loss,
July 20, 1998
(inception)                                                 (25)         (25)
------------------------------------------------------------------------------
Balance,
December 31, 1998         5,000,000    500      500         (25)          975
==============================================================================

Issued from sale of
private placement
(ote #1) March 25, 1999     187,000     19   18,681                    18,700

Net loss, January 1, 1999
to December 31, 1999                                     (9,329)       (9,392)
------------------------------------------------------------------------------

Balance,
December 31, 1999         5,187,000    519   19,181      (9,417)        10,283
==============================================================================

Common Stock issued
November 11, 2000
@$0.0001                    250,000     25                                   25

Net loss, January 1, 2000
through December 31,2000                                (10,045)        (10,045)

Balance,
December 31, 2000         5,437,000    544   19,181     (19,462)            263
==============================================================================

             See Auditor's Report and Notes to Financial Statements
                                        Page 4

                          GARDEN BAY INTERNATIONAL, LTD
                         (A Development Stage Company)
                           Statement of Cash Flows
----------------------------------------------------------------------------

                                                            July 20, 1998
                        Year Ended        Year Ended       (Inception) through
                        December 31,      December 31,      December 31,
                        2000              1999              2000
                        -----------       ------------      ------------------

CASH FLOWS FROM
OPERATING ACTIVITIES
---------------------
   Operating loss       $  (10,045)       $    (9,392)      $         (19,437)
   Amortization                  0                281                     281
   Inventory                  (219)                 0                    (219)
   Organization costs            0               (306)                   (306)
                        -----------       ------------      ------------------
   Net cash provided
   (used) by operating
    activities             (10,264)            (9,417)                (19,681)

CASH FLOWS FROM
INVESTING ACTIVITIES
--------------------
   Net cash used by
   investing activities          0                  0                       0

CASH FLOWS FROM
FINANCING ACTIVITIES
---------------------
   Common stock                 25             18,700                  18,725
                        -----------       ------------      ------------------
   Net cash provided by
   financing activities         25             18,700                  18,725
                        -----------       ------------      ------------------
-
   Net increase in cash    (10,239)            9,283                     (956)
                        -----------       ------------      ------------------
-
   Cash at beginning
   of year                  10,283             1,000                    1,000
                        -----------       ------------      ------------------
-
   Cash at end of year  $       44        $    10,283       $              44
                        ==========        ===========       =================

             See Auditor's Report and Notes to Financial Statements
                                        Page 5

                         GARDEN BAY INTERNATIONAL, LTD.
                         (A Development Stage Company)
                         Notes to Financial Statements
                            As of December 31, 2000

NOTE 1.   HISTORY AND ORGANIZATION OF THE COMPANY

The Company was organized July 20, 1998, under the laws of the state of Delaware, as Garden Bay International, Ltd. The Company has no significant revenues and no material operations and in accordance with SFAS # 7, the Company is considered a development stage company.

On July 20, 1998, the Company issued 5,000,000 shares of its $ 0.0001 par value common stock for cash of $ 1,000.00.

On March 25, 1999, the Company completed a public offering that was offered without registration under the securities Act of 1933, as amended (The "Act"), in reliance upon the exemption from registration afforded by sections 4(2) and 3(b) of Securities Act and Regulation D promulgated thereunder. The Company sold 187,000 shares of common stock at a price of $ 0.10 per share for a total amount raised of $ 18,700.00.


NOTE 2.   ACCOUNTING POLICIES AND PROCEDURES

a.   Basis of Accounting
     -------------------
The Company uses the accrual method of accounting.

b.   Basic Loss Per Share
     --------------------
In February 1997, the FASB issued SFAS No. 128, "Earnings Per Share", which specifies the computation, presentation and disclosure requirements for earnings (loss) per share for entities with publicly held common stock. SFAS No. 128 supersedes the provisions of APB No. 15, and requires the presentation of basic earnings (loss) per share and diluted earnings (loss) per share. The Company has adopted the provisions of SFAS No. 128 effective May 27, 1998 (inception).

Basic net loss per share amounts is computed by dividing the net income by the weighted average number of common shares outstanding. Diluted earnings per share are the same as basic earnings per share due to the lack of dilutive items in the Company.

c.   Cash Equivalents
     ----------------
The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.

d.   Inventory
     ---------
Inventory is valued at the lower cost or market.

e.   Use of Estimates
     ----------------
The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

f.  Income Taxes
    ------------
The Company accounts for income taxes using the asset and liability method. Under the asset and liability method, deferred income taxes are recognized for the tax consequences of "temporary differences" by applying enacted statutory tax rates applicable to future years to differences between the financial statement carrying amounts and the tax bases of existing assets and liabilities. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized.


NOTE 3.   WARRANTS AND OPTIONS
          ---------------------
There are no warrants or options outstanding to acquire any additional shares of common stock or preferred stock.


NOTE 4.   GOING CONCERN
          -------------
The Company's financial statements are prepared using the generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. However, the Company has no current source of revenue. Without realization of additional capital, it would be unlikely for the Company to continue as a going concern. It is management's plan to seek additional capital through the sale of equity and/or private placement offering.

NOTE 5.   RELATED PARTY TRANSACTION
          -------------------------
The Company neither owns, nor leases any real or personal property. A director provides office services without charge. Such costs are immaterial to the financial statements and, accordingly, have not been reflected therein. The officers and directors of the Company are involved in other business activities and may, in the future, become involved in other business opportunities. If a specific business opportunity become available, such persons may face a conflict in selecting between the Company and their other business interests. The Company has not formulated a policy for resolution of such conflicts.


NOTE 6.  INCOME TAXES
         ------------
                                               December 31,
 .                                           ------------------
                                             2000           1999
                                            --------      ---------
Deferred tax assets:
Net operating loss carryforwards            $   10,264    $   9,417
Other                                              -0-          -0-
                                            --------      ---------
Valuation allowance                            (10,264)       (9,417)
Net deferred tax assets                     $      -0-    $     -0-
                                            ===========   ==========
Realization of deferred tax assets is dependent upon sufficient future taxable income during the period that deductible temporary differences and carryforwards are expected to be available to reduce taxable income. As the achievement of required future taxable income is uncertain, the Company recorded a valuation allowance.


NOTE 7.  SCHEDULE OF NET OPERATING LOSSES


1998  Net Operating Loss             $          (25)
1999  Net Operating Loss                     (9,392)
2000  Net Operating Loss                    (10,264)
                                     ---------------
Net Operating Loss                   $      (19,681)
                                     ===============
As of December 31, 2000, the Company has net operating loss carryforwards of approximately $ 19,681, which will expire through 2019.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

The Company's previous auditor, Barry L. Friedman died on January 27, 2000. The Company has hired Armando C. Ibarra to be the Company's new auditor.


PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH CECTION 16(a) OF THE EXCHANGE ACT.

A. The Directors and Officers of the Company, all of whose terms will expire one year from their election, or at such a time as their successors shall be elected and qualified are as follows:

Name and Address             Age     Position               Date Elected

Reuben McDonald              42     President, Secretary,   1998
9150 21st Street SE                 Treasurer
Calgary, Alberta, Canada            and Director
T2C 4B9

Robert Berk                  69     Director                1998
85 Lakeshore Dr.
Rancho Mirage, Ca., 92270


Resumes of the Directors and Officers of the Company are:

Reuben McDonald has served as President, Secretary, Treasurer and Director of Garden Bay International, Inc. since July 20, 1998. He has also served as a Transportation Manager for the City of Calgary, Alberta, Canada since 1991. From 1989 to 1991, Mr. McDonald worked as a rehabilitation practitioner for the Calgary Residential Services Society. From 1987 to 1988, Mr. McDonald worked with the Professional Review Organization for Washington. Mr. McDonald holds a Bachelor of Arts Degree from the University of Washington, Seattle.

Robert Berk has served as Director of Garden Bay International, Inc. since July 20, 1998. Since 1999 to present, Mr. Berk has worked as marketing and entertainment consultant to Spotlight 29 Casino, and was instrumental in the signing of a $60 million expansion deal between the casino and Trump International. Since 1998 to present, Mr. Berk has worked as theatrical producer for "Joey and Maria's Italian Wedding," a live performance currently playing at Spotlight 29 Casino. Prior to 1998, Mr. Berk has worked as a consultant in marketing and distribution for companies such as Atari, Samsung, Viacom, NEC, Murata, Phillips and Dupont. Mr. Berk was part of the initial development group that took Atari to the public market in the United States and launched the video game business. Mr. Berk holds a Bachelors Degree from Syracuse University, New York.


ITEM 10.  EXECUTIVE COMPENSATION

A. None of the officers or directors receives or has received any remuneration for serving as director or officer of the Company, however, the President has received $2,000 in consulting expenses.

B. There is no annuity, pension or retirements benefit proposed to be paid to officers, directors or employees of the Company in the event of retirement at normal retirement date pursuant to any presently existing plan provided or contributed to by the Company or any of its subsidiaries, if any.



C. No remuneration is proposed to be paid in the future directly or indirectly by the Company to any officer or director under any plan which is presently existing. No options have been granted. The Company has not decided when and in what circumstances it will start paying officers and directors.


ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information concerning the Common Stock ownership as of March 1, 2001 of each officer, director and who is known to the Company as management or to be the beneficial owner of more than five percent of the Company's Common Stock. As of March 1, 2001, there were 5,437,000 common shares outstanding.

Name Of                  Amount and          Percent Ownership
Beneficial Owner         Beneficial

Reuben McDonald             5,000,000            91.96

Robert Berk                   250,000             4.60

1. Unless otherwise indicated, the named party is believed to be the sole investor and have voting control of the shares set forth in the above table. Based on 5,437,000 outstanding shares on March 1, 2001.


ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACITONS

On February 11, 1999 the Company issued 5,000,000 shares of its common stock to its president and director, Reuben McDonald.

On November 14, 2000 the Company issued 250,000 shares of its common stock to a director, Robert Berk, for a total consideration of $25.00.


ITEM 13.  EXHIBITS AND REPORTS OF FORM 8-K

b)  3(i)  Articles of Incorporation*
    3(ii) By-Laws*
    11    Computation of per share earnings
* By reference to a 10SB file June 9, 2000.



SIGNATURE

Pursuant to the requirements of Section 12 of the Securities Exchange Act of 1934, the Company has duly caused this disclosure statement to be signed on its behalf by the undersigned, thereunto duly authorized.

  GARDEN BAY INTERNATIONAL, LTD.

Dated: March 29, 2001

  //REUBEN MCDONALD//
  President