Form 10QSB
period 2001-03-31
GARDEN BAY INTERNATIONAL LTD
filed 2001-05-15
CIK 1116341

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC 20549


                                 FORM 10-QSB


     Quarterly report under Section 13 or 15(d) of the Securities
Exchange
                                   Act of 1934

                For the quarterly period March 31,2001
                     Commission file number 0-28927

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

There were 5,230,000 shares of Common stock outstanding as of May 1, 2001.

                                     PART I

Item 1. FINANCIAL STATEMENTS.

Armando C. Ibarra, C.P.A.
Members of the California Society of
Armando Ibarra, Jr., C.P.A.
Certified Public Accountants


To the Board of Directors of
Garden Bay International, Ltd.
(A Development Stage Company)


INDEPENDENT ACCOUNTANT'S REPORT

We have reviewed the accompanying balance sheets of Garden Bay International, Ltd. (A Development Stage Company) as of March 31, 2001, and the related statements of operations, changes in stockholders' equity, and cash flows for the three months then ended, in accordance with Statements on Standards for Accounting Review Services issued by the American Institute of Certified Public Accountants. All information included in these financial statements is the representation of the management of Garden Bay International, Ltd.

A review consists principally of inquiries of company personnel and analytical procedures applied to financial data. It is substantially less in scope than an audit in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any modifications that should be made to the accompanying financial statements in order for them to be in conformity with generally accepted accounting principles.

Our review was made for the purpose of expressing limited assurance that there are no material modifications that should be made to the financial statements in order for them to be in conformity with generally accepted accounting principles. The information included in the accompanying schedules of general and administrative expenses is presented only for supplementary analysis purposes. Such information has been subjected to the inquiry and analytical procedures applied in the review of the basic financial statements, and we are not aware of any material modifications that should be made to it.


____________________________
Armando C. Ibarra, CPA-APC
May 11, 2001

                          SHAW INTERNATIONAL, INC.
                         (A DEVELOPMENT STAGE COMPANY)

                            FINANCIAL STATEMENTS
                                 May 31,2001
                             December 31, 1999

                             TABLE OF CONTENTS
                             ------------------

                                                         Page
                                                         -----
INDEPENDENT AUDITORS' REPORT                               1

BALANCE SHEET                                              2

STATEMENT OF OPERATIONS                                    3

STATEMENT OF STOCKHOLDERS' EQUITY                          4

STATEMENT OF CASH FLOWS                                    5

NOTES TO FINANCIAL STATEMENTS                              7-9

                                    1
                                                                3

                      GARDEN BAY INTERNATIONAL, INC.
                      (A Development Stage Company)
                            Balance Sheets
                      As of March 31, 2001 and 2000
-----------------------------------------------------------------------
                                    ASSETS

							Three Months	Three Months
							Ended			Ended
							March 31,		March 31,
							2001			2000
							------------	------------

Current Assets

  Cash                                    $       20        $      6,944
  Inventory                                      219                   0
                                          ------------       ------------
Total Current Assets                           239               6,944
                                          ------------       ------------
  TOTAL ASSETS                            $      239        $      6,944
                                          ------------       ------------
                         LIABILITIES & STOCKHOLDERS' EQUITY
  TOTAL LIABILITIES                       $        0        $           0

Stockholders' Equity

  Preferred stock, $.0001 par value
    authorized(20,000,000 shares
    authorized; none issued
    and outstanding.)                               0                    0
  Common stock $.0001 par value
    Authorized (80,000,000
    shares authorized; 5,437,000
    and 5,187,000 shares issued
    and outstanding at March 31, 2001
    and 2000, respectively.)                      544                  519
  Additional paid-in capital                   19,181               19,181
  Deficit accumulated during
    development stage                         (19,486)             (12,756)
                                             ---------            ---------
Total Stockholders' Equity                        239                6,944
                                             ---------            ---------
    TOTAL LIABILITIES &
             STOCKHOLDERS' EQUITY            $    239             $  6,944
                                             ========             =========
  The accompanying notes are an integral part of these financial statements.

                                    2
                                                                4

                         GARDEN BAY INTERNATIONAL, LTD.
                         (A Development Stage Company)
                           STATEMENT OF OPERATIONS
                           -----------------------

                                                               July 20, 1998
                               Three Months    Three Months    (Inception)
                               Ended           Ended           through
                               March 31,       March 31,       March 31,
                               2001            2000            2001
                               ------------    ------------    -------------
Revenues
   Revenues                    $        0      $         0     $      1,200
                               ------------    ------------    -------------
Total Revenues                          0                0            1,200

General & Administrative
    Expenses                           24            3,339           11,245
                               ------------    ------------    -------------
Total General & Administrative
    Expenses                           24            3,339           11,245

Net Loss                       $      (24)     $    (3,339)    $    (10,045)
                               ===========     ===========     ============
Basic loss per share           $  (0.0000)     $   (0.0006)

Weighted average number of
  common shares outstanding     5,437,000        5,187,000
                               ===========      ===========
  The accompanying notes are an integral part of these financial statements.

                                    3
                                                                5

                         GARDEN BAY INTERNATIONAL, LTD.
                         (A Development Stage Company)

                     Statement of Changes in Stockholders' Equity
                  From July 20, 1998 (Inception) through March 31, 2001

                                                              Deficit
                                                              Accumulated
                              Common    Common   Additional   During         Total
                              Shares    Stock    paid-in      Development
                                         Amount   capital     Stage
                              ---------  ------  -------      ---------
Issued for cash
  on July 20, 1998            5,000,000  $ 500   $    500      $       0       $   1,000

Net loss, July 20, 1998
  (inception)
  to December 31, 1998                                               (25)            (25)
-----------------------------------------------------------------------------------------
Balance, December 31, 1998   5,000,000    500        500             (25)            975
=========================================================================================

Issued from sale of
  private placement
(Note #1) March 25, 1999       187,000     19     18,681               0          18,700

Net loss, January 1, 1999
  through December 31, 1999                                       (9,392)         (9,392)
-----------------------------------------------------------------------------------------
Balance, December 31, 1999   5,187,000    519     19,181          (9,417)         10,283
========================================================================================
Common Stock issued
November 11,2000
@ $0.0001 per share            250,000     25          0               0              25

Net loss, January 1, 2000
Though December 31, 2000                                         (10,045)        (10,045)
-----------------------------------------------------------------------------------------

Balance, December 31, 2000    5,437,000  $ 544   $ 19,181      $ (19,462)      $     263
========================================================================================

Net loss, January 1, 2001
Though March 31, 2001                                                (24)            (24)
-----------------------------------------------------------------------------------------

Balance, March 31, 2001       5,437,000  $ 544   $ 19,181      $ (19,486)      $     239
========================================================================================

  The accompanying notes are an integral part of these financial statements.

                                    4
                                                                6

                         GARDEN BAY INTERNATIONAL, LTD.
                         (A Development Stage Company)

                           STATEMENT OF CASH FLOWS
                           -----------------------

                                                               July 20, 1998
                               Three Months    Three Months    (Inception)
                               Ended           Ended           through
                               March 31,       March 31,       March 31,
                               2001            2000            2001
                               ------------    ------------    -------------
CASH FLOWS FROM OPERATING
       ACTIVITIES
-------------------------
  Operating loss              $      (24)      $    (3,339)    $    (19,461)
  Amortization                         0                 0              281
  (Increase) in
     organization costs                0                 0             (219)
  (Increase) in inventory              0                 0             (306)
                               ------------    ------------    -------------
  Net cash provided (used)
  by operating activities            (24)           (3,339)         (19,705)
                               ------------    ------------    -------------

CASH FLOWS FROM INVESTING
       ACTIVITIES
--------------------------
  Net cash used by
  investing activities                 0                 0                0

CASH FLOWS FROM FINANCING
       ACTIVITIES
--------------------------
  Common stock                         0                 0           18,725
                               ------------    ------------    -------------

  Net cash provided by
  financing activities                 0                 0           18,725
                               ------------    ------------    -------------

  Net increase in cash               (24)           (3,339)            (980)
                               ------------    ------------    -------------

  Cash at beginning of period         44            10,283            1,000
                               ------------    ------------    -------------

  Cash at end of period        $      20       $     6,944     $         20
                               ============    ============    =============

  The accompanying notes are an integral part of these financial statements.

                                    5
                                                                7

                        GARDEN BAY INTERNATIONAL, LTD.
                         (A Development Stage Company)
                        Notes to Financial Statements
                  For the Three Months Ended March 31, 2001

NOTE 1.   HISTORY AND ORGANIZATION OF THE COMPANY
------    ---------------------------------------
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


NOTE 2.   ACCOUNTING POLICIES AND PROCEDURES
------    ----------------------------------
a.   Basis of Accounting

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

d.   Inventory

Inventory is valued at the lower cost or market.

                                    6
                                                                8

------    ----------------------------------------------

e.   Use of Estimates

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


NOTE 3.   WARRANTS AND OPTIONS
------    --------------------
There are no warrants or options outstanding to acquire any additional shares of common stock or preferred stock.


NOTE 4.   GOING CONCERN
------    -------------
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


NOTE 5.   RELATED PARTY TRANSACTION
------    -------------------------
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

                                    7
                                                                9

NOTE 6.  INCOME TAXES
------   ------------
                                      March  31, 2001          March 31, 2000
                                      ---------------          --------------
Deferred tax assets:
Net operating loss carryforwards       $        24               $  4,828
                                      ---------------          --------------
Other                                           -0-                    -0-

Valuation allowance                            (24)                (4,828)
                                      ---------------          --------------
Net deferred tax assets                 $       -0-              $     -0-
                                      ===============          ==============


Realization of deferred tax assets is dependent upon sufficient future taxable income during the period that deductible temporary differences and carryforwards are expected to be available to reduce taxable income. As the achievement of required future taxable income is uncertain, the Company recorded a valuation allowance.


NOTE 7.  SCHEDULE OF NET OPERATING LOSSES


1998  Net Operating Loss                      $       (25)
1999  Net Operating Loss                           (9,392)
2000  Net Operating Loss                          (10,264)
2001  Net Operating Loss (1st quarter)                (24)
                                              ------------
Net Operating Loss                            $   (19,705)
                                              ============
As of March 31, 2001, the Company has net operating loss carryforwards of approximately $ 19,705, which will expire through 2019.

                                    8
                                                                10

ITEM 2.  MANAGEMENT DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

Certain Forward-Looking Information

Information provided in this Form 10QSB may contain forward-looking statements within the meaning of Section 21E or Securities Exchange Act of 1934 that are not historical facts and information. These statements represent the Company's expectations or beliefs, including, but notlimited to, statements concerning future and operating results, statements concerning industry performance, the Company's operations, economic performance, financial conditions, margins and growth in sales of the Company's products, capital expenditures, financing g needs, as well assumptions related to the forgoing. For this purpose, any statements contained in this Quarterly Report that are not statements of historical fact may be deemed to be forward-looking statements. These forward-looking statements are based on current expectations and involve various risks and uncertainties that could cause actual results and outcomes for future periods to differ materially from any forward-looking statement or views expressed herein. The Company's financial performance and the forward-looking statements contained herein are further qualified by other risks including those set forth from time to time in the documents filed by the Company with the Securities and Exchange Commission.



COMPARISON OF QUARTER ENDED MARCH 31, 2001 WITH QUARTER ENDED MARCH 31, 2000

Revenues for 2001 were $0 and compared with $0 in 2000.
General & Adminisstrative Expenses were $24 in 2001 and $3,339 in 2000. Net loss in 2001 was $24 as against $3,339,392 in fiscal 2000.

The company had Total Assets of $239 at March 31, 2001 as compared to $6,944 at March 31, 2000. This decrease was do to loss on operations.


The Business Plan for the Company over the next twelve months is to design and manufacture sets of distinctive, hand-painted ceramic dinnerware in four designs approved by the company and to implement a wholesale sales group to distribute the Company's products for placement to retail outlets. The
Company plans to implement a merchandising strategy that will seek out other hand-designed products by artisans world-wide for distribution. The Company plans initially to have its products shipped directly from the vendor to the wholesale suppliers and distributors and later, as the need arises, to rent a small order fulfillment and distribution facility. The shipment of products directly from vendors to the suppliers or directly to the stores reduces the level of the lead-time required to receive the products. Financing will be arranged as required during this period. The Company will require a down payment on all orders sufficient to defray the cost of the production. The Company has plans to raise the additional capital by the sale of its securities in a private placement. There can be no assurance that this offering can be accomplished at prices satisfactory to the Company, if at all.

The Company anticipates that a small 150 - 250 square feet warehouse space will be adequate to carry on the operation over the next year of business. Sales will be established through wholesale suppliers and distributors. It is anticipated that sales will grow in an orderly fashion over the next year. An Internet web site for sales, information, trades, classified and auctions has been built and is in operation. A catalog for retail consumers is being planned after sales have commenced but has currently not been established at this time.

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

9. Going Concern. As of December 31, 2000 the company had a stockholders' Equityof $263. The auditors have raised a "going concern" question on the audit for the year ended December 31, 2000. The Company's auditors also raised a going concern question on the reviewed financial statements for the quarter ended March 31, 2001.


                                  PART II

                              OTHER INFORMATION

Item 1.  Legal Proceedings.

           None

Item 2.  Changes in Securities.

            None

Item 3.  Defaults Upon Senior Securities.

            None

Item 4.  Submission of Matters to a Vote of Security Holders.

            None

Item 5.  Other Information

            None

                                                                13
Item 6.   Exhibits and Reports on Form 8-K

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


Dated: 5/15/2001

  ROBERT BERK
-----------------
  ROBERT BERK

  President