Form 10QSB/A
period 2001-03-31
GARDEN BAY INTERNATIONAL LTD
filed 2001-08-10
CIK 1116341

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC 20549


                                 FORM 10-QSB/A


Quarterly report under Section 13 or 15(d) of the Securities Exchange
                                   Act of 1934

                For the quarterly period March 31,2001
                     Commission file number 0-28927

                    Garden Bay International, Ltd.
             ----------------------------------------------
             (Name of Small Business Issuer in its Charter)

     77-513 Ashberry Court, Palm Desert, California,                 92211
     ______________________________________________               __________
        (Address of Principal Executive Offices)                 (ZIP Code)


                             (760) 409-6749
               ________________________________________________
               (Issuer's Telephone Number, Including Area Code)
           ------------------------------------------------
               (Issuer's Telephone Number, Including Area Code)

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


____________________________
Armando C. Ibarra, CPA-APC
May 11, 2001

                         GARDEN BAY INTERNATIONAL, INC.
                         (A DEVELOPMENT STAGE COMPANY)

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



COMPARISON OF QUARTER ENDED MARCH 31, 2001 WITH QUARTER ENDED MARCH 31, 2000

Revenues for 2001 were $0 and compared with $0 in 2000.
General & Administrative Expenses were $24 in 2001 and $3,339 in 2000. Net loss in 2001 was $24 as against $3,339 in fiscal 2000.

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

The Company anticipates that a small 150 - 250 square feet warehouse space will be adequate to carry on the operation over the next year of business. Sales will be established through wholesale suppliers and distributors. It is anticipated that sales will grow in an orderly fashion over the next year. An Internet web site for sales, information, trades is being designed A catalog for retail consumers is being planned after sales have commenced but has currently not been established at this time.

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


Dated: 08/07/2001

  ROBERT BERK
-----------------
  ROBERT BERK

  President