Form 10QSB
period 2001-06-30
GARDEN BAY INTERNATIONAL LTD
filed 2001-08-13
CIK 1116341

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC 20549


                                   FORM 10-QSB


Quarterly report under Section 13 or 15(d) of the Securities Exchange
                                   Act of 1934

                For the quarterly period June 30,2001
                     Commission file number 0-28927

                    Garden Bay International, Ltd.
             ----------------------------------------------
             (Name of Small Business Issuer in its Charter)

     77-513 Ashberry Court, Palm Desert, California,                 92211
     ----------------------------------------------               ----------
        (Address of Principal Executive Offices)                 (ZIP Code)


                                 (760) 409-6749
               ------------------------------------------------
               (Issuer's Telephone Number, Including Area Code)
           ------------------------------------------------
               (Issuer's Telephone Number, Including Area Code)

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

There were 5,672,000 shares of Common stock outstanding as of June 30, 2001.

                                     PART I

Item 1. FINANCIAL STATEMENTS.


To the Board of Directors of
Garden Bay International,  Ltd.
(A Development Stage Company)



                         INDEPENDENT ACCOUNTANT'S REPORT


We have reviewed the accompanying balance sheets of Garden Bay International, Ltd. (A Development Stage Company) as of June 30, 2001 and 2000, and the related statements of operations, changes in stockholders' equity, and cash flows for the three and six months then ended, in accordance with Statements on Standards for Accounting Review Services issued by the American Institute of Certified Public Accountants. All information included in these financial statements is the representation of the management of Garden Bay International, Ltd.

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



AMANDO C. IBARRA
-----------------
Armando C. Ibarra, CPA-APC
August 7, 2001
                                       1

                                  GARDEN BAY
                              INTERNATIONAL, LTD.
                          (A Development Stage Company)
                                 Balance Sheets
                 ----------------------------------------

                                                      Six Months   Six Months
                                                        Ended        Ended
                                                       June 30,     June 30,
                                                         2001        2000
                                                      ----------   ---------
                                     ASSETS

Current Assets
      Cash                                          S   10,201       $    449
      Inventory                                            219              0
                                                     -----------   -----------
Total Current Assets                                    10,420            449
                                                     -----------   -----------
      TOTAL ASSETS                                  $   10,420       $    449
                                                    ===========   ===========

                       LIABILITIES & STOCKHOLDERS' EQUITY

Current Liabilities
      Accounts payable                                   2,095              0
                                                    -----------   -----------
Total Current Liabilities                                2,095              0
                                                    -----------   -----------
      TOTAL LIABILITIES                                  2,095              0

Stockholders' Equity

     Preferred stock, $.0001 par value authorized
      (20,000,000 shares authorized; none
        issued and outstanding.)                             0              0
     Common stock $.0001 par value authorized
      (80,000,000 shares authorized; 5,672,000
       and 5,187,000 shares issued and outstanding
       at June 30, 2001 and 2000, respectively.)           568            519
     Additional paid-in capital                         42,657         19,181
     Deficit accumulated during development stage     (34,900)       (19,251)
                                                    -----------   -----------
Total Stockholders' Equity                               8,325            449
                                                    -----------   -----------
       TOTAL LIABILITIES &
            STOCKHOLDERS' EQUITY                    $   10,420       $    449
                                                     ===========   ===========

                 See Accompanying Notes and Accountant's report
                                       2

                         GARDEN BAY INTERNATIONAL, LTD.
                          (A Development Stage Company)
                            Statements of Operations



July 20, 1998
                                   Six Months     Six Months     Three Months   Three Months     (Inception)
                                     Ended          Ended           Ended          Ended           through
                                    June 30,       June 30,        June 30,       June 30,        June 30,
                                      2001           2000            2001           2000            2001
                                  -------------- -------------- -------------  --------------  --------------- -
      Revenues
          Revenues                $           0  $           0  $           0              0     $     1,200
                                  -------------- -------------- --------------  -------------  --------------- -
      Total Revenues                          0              0              0              0           1,200
      General & Administrative
         Expenses                        15,438          9,834         15,414          6,495          36,100
                                  -------------- -------------- --------------  -------------  --------------- -
      Total General &
        Administrative Expenses         15,438          9,834         15,414          6,495          36,100
                                  -------------- -------------- -------------- -------------   --------------
      Net Loss                    $    (15,438)  $     (9,834)  $    (15,414)        (6,495)    $   (34,900)

                                  ============== ============== ==============  =============  =============== =
      Basic loss per share        $    (0.0028)  $    (0.0019)  $    (0.0028)       (0.0013)
                                  ============== ============== ==============  =============

      Weighted average number of
        common shares outstanding     5,496,724      5,187,000      5,437,000      5,187,000

                                  ============== ============== ============== ==============

                  See Accompaning Notes and Accountant's report
                                       3

                         GARDEN BAY INTERNATIONAL, LTD.
                          (A Development Stage Company)
                  Statement of Changes in Stockholders' Equity
              From July 20, 1998 (Inception) through June 30, 2001



                                                                                   Deficit
                                        Common         Common     Additional     Accumulated
                                        Shares         Stock       Paid-in          During          Total
                                                       Amount      Capital       Development
                                                                                    Stage

-----------------------------------------------------------------------------------------------------------



 Issued for cash on July 20, 1998     5,000,000     $     500     $     500      $       0           1,000

 Net loss, July 20, 1998 (inception)
 to December 31, 1998                                                                  (25)           (25)

 ----------------------------------------------------------------------------------------------------------
 Balance,  December 31, 1998          5,000,000           500          500             (25)            975
 ==========================================================================================================

 Issued from sale of private placemen
 (Note #1) March 25, 1999               187,000            19       18,681                0         18,700

 Net loss, January 1, 1999 through
  December 31, 1999                                                                 (9,392)        (9,392)

 -----------------------------------------------------------------------------------------------------------
       Balance,  December 31, 1999    5,187,000           519       19,181          (9,417)         10,283
 ==========================================================================================================-

 Common Stock issued November 11,

 2000 @ $0.0001 per share               250,000            25           0                0              25

 Net loss, January 1, 2000 though
 December 31, 2000                                                                 (10,045)        (10,045)

 -----------------------------------------------------------------------------------------------------------
 Balance,  December 31, 2000          5,437,000      $    544    $  19,181      $  (19,462)       $    263
 ===========================================================================================================

 Common Stock issued May 14,

 2001 @ $0.10 per share                 117,500            12       11,738                0         11,750

 Common Stock issued May 18,

 2001 @ $0.10 per share                 117,500            12       11,738                0         11,750

 Net loss, January 1, 2001 though
 June 30, 2001                                                                      (15,438)       (15,438)

------------------------------------------------------------------------------------------------------------
 Balance,  June 30, 2001              5,672,000       $   568    $  42,657       $  (34,900)      $   8,325
============================================================================================================

                 See Accompaning Notes and Accountant's report
                                       4

                         GARDEN BAY INTERNATIONAL, LTD.
                          (A Development Stage Company)
                            Statements of Cash Flows
                        --------------------------------

                                                                                                           July 20, 1998
                                          Six Months     Six Months    Three Months     Three Months         (Inception)
                                            Ended          Ended          Ended           Ended               through
                                           June 30,       June 30,      June 30,         June 30,             June 30,
                                             2001           2000          2001             2000                 2001
                                         -------------  -----------   -------------   ----------------     ---------------
CASH FLOWS FROM OPERATING ACTIVITIES

    Operating loss                       $ (15,438)      $ (9,834)    $   (15,414)     $   (6,495)       $    (34,900)
    Amortization                                  0              0               0                0                 306
    (Increase) in inventory                       0              0               0                0               (219)
    (Increase) in organization costs              0              0               0                0               (306)
    Increase in accounts payable              2,095              0           2,095                0               2,095
                                          ----------  ------------  ---------------   --------------     ---------------
     Net cash provided (used) by
        operating activities               (13,343)        (9,834)        (13,319)          (6,495)            (33,024)

CASH FLOWS FROM INVESTING ACTIVITIES
     Net cash used by investing
         activities                              0              0               0                0                   0
CASH FLOWS FROM FINANCING ACTIVITIES
     Common stock issued for cash            23,500              0          23,500                0              42,225
                                          ----------  -------------  --------------   --------------     ---------------
     Net cash provided by
        financing activities                 23,500              0          23,500                0              42,225
                                          ----------  -------------  --------------   --------------     ---------------
    Net increase in cash                     10,157        (9,834)          10,181          (6,495)               9,201
    Cash at beginning of period                  44         10,283              20            6,944               1,000
                                          ----------  -------------  --------------   --------------     ---------------
    Cash at end of period                $   10,201      $    449$        10,201      $       449       $      10,201
                                          ==========  =============  ==============   ==============     ===============

                 See Accompaning Notes and Accountant's report
                                       5

                         GARDEN BAY INTERNATIONAL, LTD.
                          (A Development Stage Company)
                          Notes to Financial Statements
                     For the Six Months Ended June 30, 2001


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

b.   Basic Loss Per Share

In February 1997, the FASB issued SFAS No. 128, "Earnings Per Share", which specifies the computation, presentation and disclosure requirements for earnings (loss) per share for entities with publicly held common stock. SFAS No. 128 supersedes the provisions of APB No. 15, and requires the presentation of basic earnings (loss) per share and diluted earnings (loss) per share. The Company has adopted the provisions of SFAS No. 128 effective July 20, 1998 (inception).

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


NOTE 4.   GOING CONCERN

The Company's financial statements are prepared using the generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. Without realization of additional capital, it would be unlikely for the Company to continue as a going concern. It is management's plan to seek additional capital through the sale of its securities through private placements.

NOTE 5.   RELATED PARTY TRANSACTION

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


NOTE 6.  INCOME TAXES

                                     Six Months Ended       As of December
                                      June 30, 2001            31, 2000
                                    ----------------------  ------------------
                                    ----------------------  ------------------

 Deferred tax assets:
 Net operating loss carryforwards              $   2,316             $ 2,919

                                    ----------------------  ------------------
 Other                                                -0-                 -0-

 Valuation allowance                              (2,316)             (2,919)
                                    ----------------------  ------------------

 Net deferred tax assets                       $   -0-                $  -0-

                                    ======================  ==================
                                    ======================  ==================


Realization of deferred tax assets is dependent upon sufficient future taxable income during the period that deductible temporary differences and carryforwards are expected to be available to reduce taxable income. As the achievement of required future taxable income is uncertain, the Company recorded a valuation allowance.


NOTE 7.  SCHEDULE OF NET OPERATING LOSSES


1998  Net Operating Loss                                    $          (25)
1999  Net Operating Loss                                            (9,392)
2000  Net Operating Loss                                           (10,045)
2001 Net Operating Loss (six months)                               (15,438)
                                                             -----------------
                                                             -----------------
Net Operating Loss                                             $   (34,900)
                                                             =================

As of June 30, 2001, the Company has net operating loss carryforwards of approximately $ 34,900, which will expire through 2019.
                                       9

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



COMPARISON OF QUARTER ENDED JUNE 30, 2001 WITH QUARTER ENDED JUNE 30, 2000

Revenues for the quarter ended June 30, 2001 were $0 as compared with $0 in 2000.
General & Administrative Expenses for the quarter ended June 30,were 15,414 in 2001 and $6,495 in 2000. Net loss in the quarter ended June 30, 2001 was $15,414 as against $6,495 in 2000.

The company had Total Assets of $10,420 at June 30, 2001 as compared to $449 at June 30, 2000. This increase was do to sale of equity.


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

The Company anticipates that a small 150 - 250 square feet warehouse space will be adequate to carry on the operation over the next year of business. Sales will be established through wholesale suppliers and distributors. It is anticipated that sales will grow in an orderly fashion over the next year. An Internet web site for sales, information and trades has been created to market the inventory online and to gather a larger sales population. A catalog for retail consumers is being planned after sales have commenced but has currently not been established at this time.

The Company has contacted new and existing suppliers in Tijuanna and Rosarito Mexico and is inspecting new designs in order to increase the inventory. A wholesaler, Heather Hooper Wholesale, has been contacted in Solana Beach, CA to distribute the products in the San Diego California area.

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

9. Going Concern. As of June 30, 2001 the company had a stockholders' Equity of $8,325. The auditors have raised a "going concern" question on the audit for the year ended December 31, 2000. The Company's auditors also raised a going concern question on the reviewed financial statements for the quarter ended June 30, 2001.


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

  GARDEN BAY INTERNATIONAL, LTD.

Dated: 08/10/2001

  ROBERT BERK
-----------------
  ROBERT BERK

  President


Dated: 08/10/2001

  ROBERT BERK
-----------------
  ROBERT BERK

  President
                                      -13-