Form 10QSB
period 2001-09-30
GARDEN BAY INTERNATIONAL LTD
filed 2001-11-19
CIK 1116341

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC 20549


                                   FORM 10-QSB


Quarterly report under Section 13 or 15(d) of the Securities Exchange
                                   Act of 1934

                For the quarterly period September 30,2001
                     Commission file number 0-28927

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

There were 5,672,000 shares of Common stock outstanding as of September 30, 2001.

                                     PART I

Item 1. FINANCIAL STATEMENTS.


                   Microsoft Word 10.0.2930;ARMANDO C. IBARRA
                          CERTIFIED PUBLIC ACCOUNTANTS
                          (A Professional Corporation)


Armando C. Ibarra,
C.P.A. Members of the
California Society of
Armando Ibarra, Jr., C.P.A.

Certified Public Accountants


To the Board of Directors of
Garden Bay International,  Ltd.
(A Development Stage Company)


                         INDEPENDENT ACCOUNTANT'S REPORT


We have reviewed the accompanying balance sheets of Garden Bay International, Ltd. (A Development Stage Company) as of September 30, 2001 and 2000, and the related statements of operations, changes in stockholders' equity, and cash flows for the three and nine months then ended, in accordance with Statements on Standards for Accounting Review Services issued by the American Institute of Certified Public Accountants. All information included in these financial statements is the representation of the management of Garden Bay International, Ltd.

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


----------------------------
Armando C. Ibarra, CPA-APC
November 9, 2001


                                       1
                                                                 -2-

                         GARDEN BAY INTERNATIONAL, LTD.
                          (A Development Stage Company)


                                                                     As of                  As of
                                                                 September 30,          September 30,
                                                                      2001                   2000
                                                                --------------------  ---------------------

                                     ASSETS

      Current Assets

            Cash                                                $               924     $              189
            Inventory                                                           219                      0

                                                                --------------------  ---------------------

      Total Current Assets                                                    1,143                    189

                                                                --------------------  ---------------------

            TOTAL ASSETS                                        $             1,143     $              189

                                                                ====================  =====================

                       LIABILITIES & STOCKHOLDERS' EQUITY

            TOTAL LIABILITIES                                   $                 0     $                0

      Stockholders' Equity

           Preferred stock, $.0001 par value authorized
            (20,000,000 shares authorized; none

              issued and outstanding.)                                            0                      0
           Common stock $.0001 par value authorized
            (80,000,000 shares authorized; 5,672,000
             and 5,187,000 shares issued and outstanding
             as of September 30, 2001 and 2000, respectively.)                  568                    519
           Additional paid-in capital                                        42,657                 19,181
           Deficit accumulated during development stage                    (42,082)               (19,511)

                                                                --------------------  ---------------------

      Total Stockholders' Equity                                              1,143                    189

                                                                --------------------  ---------------------
             TOTAL LIABILITIES &
                                          STOCKHOLDERS' EQUITY   $            1,143     $              189

                                                                ====================  =====================

                  See Accompaning Notes and Accountant's report

                                       2
                                                                 -3-

                        ;GARDEN BAY INTERNATIONAL, LTD.
                         (A Development Stage Company)
                            Statements of Operations


                                                      July 20, 1998
                                    Nine Months        Nine Months        Three Months     Three Months        (inception)
                                       Ended              Ended              Ended             Ended             through
                                   September 30,      September 30,      September 30,     September 30,      September 30,
                                        2001              2000                2001             2000               2001
                                   ----------------  -----------------  -----------------  ----------------  -----------------

Revenues
    Revenues                        $            0    $         1,200    $             0   $         1,200    $         1,200

                                   ----------------  -----------------  -----------------  ----------------  -----------------

Total Revenues                                   0              1,200                  0             1,200              1,200

General & Administrative Expenses           22,620             11,294              7,182             1,460             43,282

                                   ----------------  -----------------  -----------------  ----------------  -----------------

Total General &
Administrative Expenses                     22,620             11,294              7,182             1,460             43,282

                                   ----------------  -----------------  -----------------  ----------------  -----------------

Net Loss                            $     (22,620)   $       (10,094)    $       (7,182)    $        (260)    $      (42,082)

                                   ================  =================  =================  ================  =================


Basic loss per share                $       (0.00)   $         (0.00)    $        (0.00)    $       (0.00)

                                   ================  =================  =================  ================

Weighted average number of
  common shares outstanding        5,555,791              5,187,000             5,672,000         5,187,000

                  See Accompaning Notes and Accountant's report

                                       3
                                                                 -4-

                         GARDEN BAY INTERNATIONAL, LTD.
                         (A Development Stage Company)
                  Statement of Changes in Stockholders' Equity
           From July 20, 1998 (inception) through September 30, 2001
            --- --------- -- ----------------- --- ------------------

                                                                                 Deficit
                                      Common        Common      Additional     Accumulated
                                      Shares        Stock        Paid-in         During         Total
                                                    Amount       Capital       Development
                                                                                  Stage

---------------------------- ---------------------------------------------------------------------------


Issued for cash on July 20, 1998     5,000,000    $     500      $    500      $      0           1,000

Net loss, July 20, 1998
(inception) to December 31, 1998                                                      (25)          (25)

----------------------------------------------- ------------- ------------- --------------- -------------
Balance,  December 31, 1998          5,000,000           500           500            (25)           975
=============================================== ============= ============= =============== =============

Issued from sale of private
placement
(Note #1) March 25, 1999               187,000            19        18,681               0        18,700

Net loss, January 1, 1999
through  December 31, 1999                                                          (9,392)       (9,392)

------------------------------------------------ ------------- ------------- --------------- -------------
Balance,  December 31, 1999          5,187,000           519        19,181          (9,417)       10,283
=============================================== ============= ============= =============== =============

Common Stock issued
 November 11,

2000 @ $0.0001 per share               250,000            25             0               0            25

Net loss, January 1, 2000
through December 31, 2000                                                           (10,045)      (10,045)

                                   ------------ ------------- ------------- --------------- -------------
-----------------------------------
Balance,  December 31, 2000          5,437,000      $    544     $  19,181     $  (19,462)      $    263
=============================================== ============= ============= =============== =============


Common Stock issued May 14,

2001 @ $0.10 per share                 117,500            12        11,738               0        11,750

Common Stock issued May 18,

2001 @ $0.10 per share                 117,500            12        11,738               0        11,750

Net loss, January 1, 2001 through
September 30, 2001                                                                (22,620)      (22,620)

                                   ------------ ------------- ------------- --------------- -------------
-----------------------------------
Balance,  September 30, 2001         5,672,000      $    568     $  42,657     $  (42,082)     $   1,143
=============================================== ============= ============= =============== =============

                  See Accompaning Notes and Accountant's report

                                       4
                                                                 -5-

            Microsoft Word 10.0.2930;GARDEN BAY INTERNATIONAL, LTD.
                         (A Development Stage Company)
                            Statements of Cash Flows
            ----------------- ----------------- ------------------

                                                                                                             July 20, 1998
                                        Nine Months      Nine Months      Three Months       Three Months      (inception)
                                           Ended            Ended             Ended             Ended            through

                                       September 30,    September 30,     September 30,     September 30,     September 30,
                                           2001             2000              2001               2000              2001
                                       ---------------  ----------------  ----------------  ---------------- ------------------

CASH FLOWS FROM OPERATING ACTIVITIES


     Net loss                          $     (22,620)   $      (10,094)   $       (7,182)   $         (260)   $       (42,082)
     Amortization                                   0                 0                 0                 0                306
    (Increase) in inventory                         0                 0                 0                 0              (219)
    (Increase) in organization costs                0                 0                 0                 0              (306)
    (Decrease) in accounts payable                  0                 0           (2,095)                 0                  0

                                       ---------------  ----------------  ----------------  ---------------- ------------------

     Net cash (used) by operating
     activities                              (22,620)          (10,094)           (9,277)             (260)           (42,301)


CASH FLOWS FROM INVESTING ACTIVITIES

     Net cash provided by investing
     activities                                    0                 0                 0                 0                  0

CASH FLOWS FROM FINANCING ACTIVITIES

     Common stock issued for cash              23,500                 0                 0                 0             42,225

                                       ---------------  ----------------  ----------------  ---------------- ------------------

     Net cash provided by financing
     activities                                23,500                 0                 0                 0             42,225


                                       ---------------  ----------------  ----------------  ---------------- ------------------

    Net increase (decrease) in cash               880          (10,094)           (9,277)             (260)               (76)

    Cash at beginning of period                    44            10,283            10,201               449              1,000

                                       ---------------  ----------------  ----------------  ---------------- ------------------

    Cash at end of period              $          924   $           189   $           924   $           189   $            924

                                       ===============  ================  ================  ================ ==================

                  See Accompaning Notes and Accountant's report

                                       5
                                                                 -6-

             Microsoft Word 10.0.2930;GARDEN BAY INTERNATIONAL, LTD.
                          (A Development Stage Company)
                          Notes to Financial Statements
                  For the Nine Months Ended September 30, 2001


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

                                       6
                                                                 -7-

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


                                       7
                                                                 -8-

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

NOTE 6.  INCOME TAXES

                              Nine Months Ended    As of December
                              September 30, 2001      31, 2000
                              ==================   ===============
   Deferred tax assets:
   Net operating loss             $ 3,393              $ 2,919
   carryforwards
                             -------------------  -------------------
   Other                             -0-                 -0-

   Valuation allowance             (3,393)              (2,919)
                             -------------------  -------------------

   Net deferred tax assets        $  -0-               $  -0-

                             ===================  ===================
                             ===================  ===================

Realization of deferred tax assets is dependent upon sufficient future taxable income during the period that deductible temporary differences and carryforwards are expected to be available to reduce taxable income. As the achievement of required future taxable income is uncertain, the Company recorded a valuation allowance.

NOTE 7.  SCHEDULE OF NET OPERATING LOSSES


   1998  Net Operating Loss                 $        (25)
   1999  Net Operating Loss                       (9,392)
   2000  Net Operating Loss                      (10,045)
   2001 Net Operating Loss (nine months)         (22,620)
                                           -----------------
                                           -----------------
   Net Operating Loss                       $    (42,082)
                                           =================

As of September 30, 2001, the Company has net operating loss carryforwards of approximately $ 42,082, which will expire through 2021.


                                       8
                                                                 -9-

ITEM 2.  MANAGEMENT DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

Certain Forward-Looking Information

Information provided in this Form 10QSB may contain forward-looking statements within the meaning of Section 21E or Securities Exchange Act of 1934 that are not historical facts and information. These statements represent the Company's expectations or beliefs, including, but notlimited to, statements concerning future and operating results, statements concerning industry performance, the Company's operations, economic performance, financial conditions, margins and growth in sales of the Company's products, capital expenditures, financing g needs, as well assumptions related to the forgoing. For this purpose, any statements contained in this Quarterly Report that are not statements of historical fact may be deemed to be forward-looking statements. These forward-looking statements are based on current expectations and involve various risks and uncertainties that could cause actual results and outcomes for future periods to differ materially from any forward-looking statement or views expressed herein. The Company's financial performance and the forward- looking statements contained herein are further qualified by other risks including those set forth from time to time in the documents filed by the Company with the Securities and Exchange Commission.

              COMPARISON OF QUARTER ENDED SEPTEMBER 30, 2001 WITH
                        QUARTER ENDED SEPTEMBER 30, 2000

Revenues for the quarter ended September 30, 2001 were $0 as compared with $0 in 2000.
General & Administrative Expenses for the quarter ended September 30,were $7,182 in 2001 and $260. in 2000. Net loss in the quarter ended September 30, 2001 was $7,182 as against $260 in 2000. The Company attributes this increase to sales and marketing efforts.

The company had Total Assets of $1,143 at September 30, 2001 as compared to $189 at September 30, 2000. This increase was do to sale of equity.

The Business Plan for the Company over the next twelve months is to design and manufacture sets of distinctive, hand-painted ceramic dinnerware in four designs approved by the company and to implement a wholesale sales group to distribute the Company's products for placement to retail outlets. The Company plans to implement a merchandising strategy that will seek out other hand- designed products by artisans world-wide for distribution. The Company plans initially to have its products shipped directly from the vendor to the wholesale suppliers and distributors and later, as the need arises, to rent a small order fulfillment and distribution facility. The shipment of products directly from vendors to the suppliers or directly to the stores reduces the level of the lead-time required to receive the products. Financing will be arranged as required during this period. The Company will require a down payment on all orders sufficient to defray the cost of the production. The Company has plans to raise the additional capital by the sale of its securities in a private placement. There can be no assurance that this offering can be accomplished at prices satisfactory to the Company, if at all.

The Company anticipates that a small 150 - 250 square feet warehouse space will

                                      -10-
                                                                 -11-
be adequate to carry on the operation over the next year of business. Sales will be established through wholesale suppliers and distributors. It is anticipated that sales will grow in an orderly fashion over the next year. An Internet web site for sales, information and trades has been created (Gardenbaydishes.com) to market the inventory online and to gather a larger sales population. A catalog for retail consumers has been prepared and is being distributed.

The Company has contacted new and existing suppliers in Tijuanna and Rosarito Mexico and is inspecting new designs in order to increase the inventory. A wholesaler, Heather Hooper Wholesale, in Solana Beach, CA plans to distribute the products in the San Diego California area as soon as catalogs are published..

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

3. Competition. The Company will operate in a highly competitive enviromemt. The Company will compete with retailers which have a history and experience the company does not have.

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

7.  Dividends.  The Company has paid no dividends on its Common Shares since

                                      -11-
                                                                 -12-
its inception. The Company does not anticipate paying any dividends on its Common Stock until and unless such profit is realized and may not pay out any dividends thereafter.


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

9. Going Concern. As of September 30, 2001 the company had a stockholders' Equity of $1,143. The auditors have raised a "going concern" question on the audit for the year ended December 31, 2000. The Company's auditors also raised a going concern question on the reviewed financial statements for the quarter ended September 30, 2001.


                                      -12-
                                                                 -13-

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

Dated: 11/19/2001

  ROBERT BERK
-----------------
  ROBERT BERK

  President