Form 10KSB
period 2001-12-31
GARDEN BAY INTERNATIONAL LTD
filed 2002-03-28
CIK 1116341

U.S. SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549
                            FORM 10-KSB

     X  Annual report under Section 13 or 15(d) of the Securities
        Exchange Act of 1934

     For the fiscal year ended December 31, 2001

     __ Transition report under Section 13 or 15(d) of the  Securities
        Exchange Act of 1934

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

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements, incorporated by reference in Part III of this Form 10KSB or any amendment to this Form 10-KSB. X

      Issuer's revenues for its most recent fiscal year.
                         $0

     Number of shares outstanding of common equity, as of March 26, 2002.
           5,672,000 shares

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

Governmental Approval, Regulation and Environmental Compliance Other than general business licensing requirements, the Company is unaware of any governmental regulations in regard to its product.
                                                           Page 3

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


ITEM 6.  MANAGEMENT DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

Certain Forward-Looking Information

Information provided in this Form 10KSB may contain forward-looking statements within the meaning of Section 21E or Securities Exchange Act of 1934 that are not historical facts and information. These statements represent the Company's expectations or beliefs, including, but notlimited to, statements concerning future and operating results, statements concerning industry performance, the Company's operations, economic performance, financial conditions, margins and growth in sales of the Company's products, capital expenditures, financing g needs, as well assumptions related to the forgoing. For this purpose, any statements contained in this Quarterly Report that are not statements of historical fact may be deemed to be forward-looking statements. These forward-looking statements are based on current expectations and involve various risks and uncertainties that could cause actual results and outcomes for future periods to differ materially from any forward-looking statement or views expressed herein. The Company's financial performance and the forward-looking
                                                           Page 4
statements contained herein are further qualified by other risks including those set forth from time to time in the documents filed by the Company with the Securities and Exchange Commission.


COMPARISON OF FISCAL YEAR 2001 WITH FISCAL YEAR 2000

Revenues for fiscal year 2001 were $0 and compared with $1,200 in 2000. This is the result of a lack of active sales efforts. General & Administrative Expenses were $24,965 in 2001 and 11,245 in 2000. Net loss in 2001 was $24,965 as against
$10,045 in fiscal 2000.

The company had Total Assets of $(12) at December 31, 2001 as compared to $263 at December 31, 2000. This decrease was do to loss on operations.

The Company had liabilities of $1,190 on December 31, 2001 and $0 on December 31, 2000.

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

RISK FACTORS

1. Limited History of Operations. The Company was organized on July 20, 1998 and has had limited operations to date. Therefore its operations are subject to all of the risks inherent in new business enterprises. The likelihood of the success of the Company must be considered in light of the problems, expenses, difficulties, complications and delays frequently encountered in connection with the start up of new businesses and the competitive environment in which the Company will operate. The Company has had no significant revenues to date.
                                                           Page 5

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

8. Potential Conflicts of Interest. The officers and directors may be associated with other firms, including others with material contractual relationships with this Issuer, and may become involved in a range of business activities. Due to these affiliations and the fact that some officers are expected to devote only a portion of their time to the business of the Company, there are potential inherent conflicts of interest in their acting as directors and as officers. Each of the officers and directors is or may become an officer, director, controlling shareholder, partner or participant in other entities engaged in a variety of businesses. These existing and potential conflicts of interest are irreconcilable and could involve the participating officers and directors in litigation brought by the Company's shareholders or by the shareholders of other entities with which the officers and directors are currently, or may become, affiliated. To help alleviate this position somewhat, Management has adopted a policy of full disclosure with respect to business transactions with any entity in which any or all of the officers or directors are affiliated, either directly or indirectly. An officer or director may continue any business activity in which such officer or director engaged prior to joining the Company.
                                                           Page 6

9. Going Concern. As of December 31, 2001 the company had a stockholders' Equity of $(1,202). The auditors have raised a "going concern" question on the audit for the year ended December 31, 2001.

ITEM 7.  FINANCIAL STATEMENTS

To the Board of Directors of
Garden Bay International, Ltd.
 (A Development Stage Company)

                          INDEPENDENT AUDITOR'S REPORT

We have audited the accompanying balance sheets of Garden Bay International, Ltd. (A Development Stage Company) as of December 31, 2001 and 2000, and the related statements of operations, changes in stockholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatements. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Garden Bay International, Ltd. as of December 31, 2001 and 2000 and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.


/ASRMANDO C. IBARRA
----------------------------
Armando C. Ibarra, CPA-APC

March 15, 2002
Chula Vista, California
                                                           Page 7

                 GARDEN BAY INTERNATIONAL, LTD.
                  (A Development Stage Company)
                         Balance Sheets

----------------------------------------------------------------------------


                                                                           As of                         As of
                                                                        December 31,                 December 31,
                                                                            2001                         2000
                                                                   ---------------------         --------------------

                             ASSETS

  Current Assets


        Cash                                                     $                  (12)       $                   44
        Inventory                                                                      0                          219
                                                                    ---------------------         --------------------

  Total Current Assets                                                              (12)                          263

                                                                    ---------------------         --------------------

        TOTAL ASSETS                                             $                  (12)       $                  263

                                                                    =====================         ====================
                                                                    =====================         ====================

               LIABILITIES & STOCKHOLDERS' EQUITY

  Current Liabilities

        Accounts payable                                         $                 1,190       $                    0

                                                                    ---------------------         --------------------

  Total Current Liabilities                                                        1,190                            0

                                                                    ---------------------         --------------------

        TOTAL LIABILITIES                                                          1,190                            0

  Stockholders' Equity

       Preferred stock, ($.0001 par value: 20,000,000
         shares authorized; none issued and outstanding.)                              0                            0
       Common stock ($.0001 par value: 80,000,000
         shares authorized; 5,672,000 and 5,437,000
         shares issued and outstanding as of December 31,
         2001 and 2000, respectively.)                                               568                          544
       Additional paid-in capital                                                 42,657                       19,181
       Deficit accumulated during development stage                             (44,427)                     (19,462)

                                                                    ---------------------         --------------------

  Total Stockholders' Equity                                                     (1,202)                          263

                                                                    ---------------------         --------------------
         TOTAL LIABILITIES &
                              STOCKHOLDERS' EQUITY               $                  (12)       $                  263

                                                                    =====================         ====================

                                                           Page 8

                         GARDEN BAY INTERNATIONAL, LTD.
                          (A Development Stage Company)
                            Statements of Operations

------------------------------------------------------------------------------


                                                                                                   July 20, 1998
                                                        Year Ended            Year Ended            (inception)
                                                          Ended                 Ended                 through
                                                       December 31,          December 31,          December 31,
                                                           2001                  2000                  2001
                                                    -------------------   -------------------  ----------------------

    Revenues


        Revenues                                  $                  0 $               1,200 $                 1,200

                                                    -------------------   -------------------  ----------------------

    Total Revenues                                                   0                 1,200                   1,200

    General & Administrative Expenses                           24,965                11,245                  45,627

                                                    -------------------   -------------------  ----------------------

    Total General & Administrative Expenses                     24,965                11,245                  45,627

                                                    -------------------   -------------------  ----------------------

    Net Loss                                      $           (24,965) $            (10,045) $              (44,427)

                                                    ===================   ===================  ======================

    Basic loss per share                          $             (0.00) $              (0.00)

                                                    ===================   ===================

    Weighted average number of
      common shares outstanding                              5,585,082             5,219,787

                                                            ===================   ===================
                                                           Page 9


                         GARDEN BAY INTERNATIONAL, LTD.
                          (A Development Stage Company)
                  Statement of Changes in Stockholders' Equity From July 20,
            1998 (inception) through December 31, 2001

----------------------------------------------------------------------------

                                                                                                   Deficit
                                           Common            Common           Additional         Accumulated
                                           Shares             Stock            Paid-in             During              Total
                                                             Amount            Capital           Development
                                                                                                    Stage

-----------------------------------------------------------------------------------------------------------------------------

    Issued for cash on July 20, 1998       5,000,000      $    500          $    500             $     0          $   1,000

    Net loss, July 20, 1998 (inception)
    to December 31, 1998                                                                            (25)               (25)

-----------------------------------------------------------------------------------------------------------------------------
    Balance,  December 31, 1998            5,000,000           500               500                (25)                975
=============================================================================================================================

    Issued from sale of private placement
    (Note #1) March 25, 1999                 187,000            19            18,681                   0             18,700

    Net loss, January 1, 1999 through
     December 31, 1999                                                                           (9,392)            (9,392)

-----------------------------------------------------------------------------------------------------------------------------
    Balance,  December 31, 1999            5,187,000           519            19,181             (9,417)             10,283
=============================================================================================================================

    Common Stock issued November 11,
    2000 @ $0.0001 per share                                                       0                   0                 25
                                             250,000            25

    Net loss, January 1, 2000 through
    December 31, 2000                                                                           (10,045)           (10,045)

-----------------------------------------------------------------------------------------------------------------------------
    Balance,  December 31, 2000            5,437,000      $    544         $  19,181         $  (19,462)           $    263
=============================================================================================================================

    Common Stock issued May 14,
    2001 @ $0.10 per share                                                    11,738                   0             11,750
                                             117,500            12

    Common Stock issued May 18,
    2001 @ $0.10 per share                                                    11,738                   0             11,750
                                             117,500            12

    Net loss, January 1, 2001 through
    December 31, 2001                                                                           (24,965)           (24,965)

-----------------------------------------------------------------------------------------------------------------------------
    Balance,  December 31, 2001            5,672,000      $    568         $  42,657         $  (44,427)         $  (1,202)
=============================================================================================================================

                                                           Page 10

                         GARDEN BAY INTERNATIONAL, LTD.
                          (A Development Stage Company)
                            Statements of Cash Flows
-----------------------------------------------------------------------------

                                                                                                            July 20, 1998
                                                                Year Ended           Year Ended              (inception)
                                                                  Ended                 Ended                  through
                                                               December 31,         December 31,             December 31,
                                                                   2001                 2000                     2001
                                                            -------------------  --------------------    ---------------------

    CASH FLOWS FROM OPERATING ACTIVITIES


         Net loss                                         $           (24,965) $            (10,045)   $             (44,427)
         Amortization                                                        0                     0                      306
        (Increase) decrease in inventory                                   219                 (219)                        0
        (Increase) in organization costs                                     0                     0                    (306)
        Increase in accounts payable                                     1,190                     0                    1,190

                                                            -------------------  --------------------    ---------------------

         Net cash (used) by operating activities                      (23,556)              (10,264)                 (43,237)


    CASH FLOWS FROM INVESTING ACTIVITIES

         Net cash provided by investing activities                           0                     0                        0

    CASH FLOWS FROM FINANCING ACTIVITIES

         Common stock issued for cash                                   23,500                    25                   42,225

                                                            -------------------  --------------------    ---------------------

         Net cash provided by financing activities                      23,500                    25                   42,225

                                                            -------------------  --------------------    ---------------------

        Net (decrease) in cash                                            (56)              (10,239)                  (1,012)

        Cash at beginning of year                                           44                10,283                    1,000

                                                            -------------------  --------------------    ---------------------

        Cash at end of year                               $               (12) $                  44   $                 (12)

                                                            ===================  ====================    =====================

                                                           Page 11

             Microsoft Word 10.0.3416;GARDEN BAY INTERNATIONAL, LTD.
                          (A Development Stage Company)
                          Notes to Financial Statements
                             As of December 31, 2001


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

f.  Income Taxes

The Company accounts for income taxes using the asset and liability method. Under the asset and liability method, deferred income taxes are recognized for the tax consequences of "temporary differences" by applying enacted statutory tax rates applicable to future years to differences between the financial statement carrying amounts and the tax basis of existing assets and liabilities. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized.


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

NOTE 6.  INCOME TAXES

                                    As of December   As of December
                                       31, 2001         31, 2000
                                    -------------    -----------
                                    -------------    -----------

  Deferred tax assets:
  Net operating loss carryforwards      $  6,664        $ 2,919
                                    -------------    -----------
  Other                                      -0-            -0-

  Valuation allowance                    (6,664)        (2,919)
                                    -------------    -----------

  Net deferred tax assets               $    -0-         $  -0-
                                    =============    ===========
                                    =============    ===========

Realization of deferred tax assets is dependent upon sufficient future taxable income during the period that deductible temporary differences and carryforwards are expected to be available to reduce taxable income. As the achievement of required future taxable income is uncertain, the Company recorded a valuation allowance.


NOTE 7.  SCHEDULE OF NET OPERATING LOSSES


          1998  Net Operating Loss              $   (25)
          1999  Net Operating Loss               (9,392)
          2000  Net Operating Loss              (10,045)
          2001 Net Operating Loss               (24,965)
                                        -----------------
                                        -----------------
          Net Operating Loss                  $ (44,427)
                                        =================

As of December 31, 2001 the Company has net operating losses carryforward of approximately $ 44,427, which will expire twenty years from the date the loss was incurred.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None
                                                           Page 14

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

A. The Directors and Officers of the Company, all of whose terms will expire one year from their election, or at such a time as their successors shall be elected and qualified are as follows:

Name and Address             Age     Position               Date Elected

Reuben McDonald              43     President, Secretary,   1998
9150 21st Street SE                 Treasurer
Calgary, Alberta, Canada            and Director
T2C 4B9

Robert Berk                  70     Director                1998
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


ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information concerning the Common Stock ownership as of March 1, 2002 of each officer, director and who is known to the Company as management or to be the beneficial owner of more than five percent of the Company's Common Stock. As of March 1, 2002, there were 5,672,000 common shares outstanding.

Name Of                  Amount and          Percent Ownership
Beneficial Owner         Beneficial

Ursula Christian             400,000             7.05

Robert Berk                 4,750,000           83.74

1. Unless otherwise indicated, the named party is believed to be the sole investor and have voting control of the shares set forth in the above table. Based on 5,672,000 outstanding shares on March 1, 2002.


ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

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

  GARDEN BAY INTERNATIONAL, LTD.

Dated: March 27, 2002

  //REUBEN MCDONALD//
  President
                                                           Page 17