Form 10QSB
period 2002-03-31
GARDEN BAY INTERNATIONAL LTD
filed 2002-05-16
CIK 1116341

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC 20549


                                   FORM 10-QSB


Quarterly report under Section 13 or 15(d) of the Securities Exchange
                                   Act of 1934

                For the quarterly period March 31,2002
                     Commission file number 0-28927

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

There were 5,672,000 shares of Common stock outstanding as of May 1, 2002.

                                     PART I

Item 1. FINANCIAL STATEMENTS.

                   Microsoft Word 10.0.3416;ARMANDO C. IBARRA
                          CERTIFIED PUBLIC ACCOUNTANTS
                          (A Professional Corporation)


Armando C. Ibarra,
C.P.A.
Members of the California Society of
Armando Ibarra, Jr.,
C.P.A.
                            Certified Public Accountants


To the Board of Directors of
Garden Bay International,  Ltd.
(A Development Stage Company)

                         INDEPENDENT ACCOUNTANT'S REPORT


We have reviewed the accompanying balance sheets of Garden Bay International, Ltd. (A Development Stage Company) as of March 31, 2002 and December 31, 2001, and the related statements of operations, changes in stockholders' equity, and cash flows for the three months ended March 31, 2002 and 2001, in accordance with Statements on Standards for Accounting Review Services issued by the American Institute of Certified Public Accountants. All information included in these financial statements is the representation of the management of Garden Bay International, Ltd.

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




----------------------------
Armando C. Ibarra, CPA-APC
May 3, 2002
                                        1
                                                                Page 3


                         GARDEN BAY INTERNATIONAL, LTD.
                          (A Development Stage Company)
                                 Balance Sheets

------------------------------------------------------------------------------


                                                             As of               As of
                                                           March 31,         December 31,
                                                             2002                2001
                                                        ------------------  ------------------

                                     ASSETS

Current Assets

      Cash                                              $             143   $           (12)
      Inventory                                                         0                   0
                                                        ------------------  ------------------

Total Current Assets                                                  143                (12)

                                                        ------------------  ------------------

      TOTAL ASSETS                                      $             143   $           (12)

                                                        ==================  ==================
                                                        ==================  ==================

                       LIABILITIES & STOCKHOLDERS' EQUITY

Current Liabilities

      Accounts payable                                  $           1,190   $          1,190
      Loans payable                                                   205                   0

                                                        ------------------  ------------------

Total Current Liabilities                                           1,395               1,190

                                                        ------------------  ------------------

      TOTAL LIABILITIES                                             1,395               1,190

Stockholders' Equity

     Preferred stock, ($.0001 par value, 20,000,000
       shares authorized; none issued and outstanding)                  0                   0
     Common stock ($.0001 par value, 80,000,000
       shares authorized; 5,672,000 shares issued
       and outstanding)                                               568                 568
     Additional paid-in capital                                    42,657              42,657
     Deficit accumulated during development stage                (44,477)            (44,427)

                                                        ------------------  ------------------

Total Stockholders' Equity                                        (1,252)             (1,202)

                                                        ------------------  ------------------
       TOTAL LIABILITIES &
                            STOCKHOLDERS' EQUITY
4             143       $                 (12)

                                                        ==================  ==================
                     See Notes to Financial Statements

                                        2
                                                                Page 4

                  GARDEN BAY INTERNATIONAL, LTD.
                   (A Development Stage Company)
                     Statements of Operations

-----------------------------------------------------------------------


                                                                 uly 20, 1998
                             Three Months         Three Months   (inception)
                                Ended                 Ended        through
                              March 31,             March 31,     March 31,
                                 2002                 2001           2002
                            -----------------  ----------------  ------------


Revenues

    Revenues                $            241       $      0 $         1,441

                            -----------------  ----------------  ------------

Total Revenues                           241                 0         1,441

General & Administrative
 Expenses                                291                24        45,918

                            -----------------  ----------------  ------------

Total General &
Administrative Expenses                  291                24        45,918

                            -----------------  ----------------  ------------

Net Loss                    $           (50)       $   (24) $       (44,477)

                            =================  ================  ============

Basic loss per share        $         (0.00) $          (0.00)

                            =================  ================

Weighted average number of
  common shares outstanding        5,672,000         5,437,000

                            =================  ================
                     See Notes to Financial Statements

                                       3
                                                                Page 5

                         GARDEN BAY INTERNATIONAL, LTD.
                          (A Development Stage Company)
                  Statement of Changes in Stockholders' Equity
              From July 20, 1998 (inception) through March 31, 2002
------------------------------------------------------------------------------

                                                                                              Deficit
                                       Common            Common           Additional        Accumulated
                                       Shares             Stock            Paid-in             During             Total
                                                         Amount            Capital          Development
                                                                                               Stage

----------------------------------------------------------------------------------------------------------------------------

Issued for cash on July 20, 1998         5,000,000       $    500          $    500            $     0          $   1,000

Net loss, July 20, 1998 (inception)
to December 31, 1998                                                                              (25)               (25)

----------------------------------------------------------------------------------------------------------------------------
Balance,  December 31, 1998              5,000,000            500               500               (25)                975
============================================================================================================================

Issued from sale of private placement
(Note #1) March 25, 1999                   187,000             19            18,681                  0             18,700

Net loss, January 1, 1999 through
 December 31, 1999                                                                             (9,392)            (9,392)

----------------------------------------------------------------------------------------------------------------------------
Balance,  December 31, 1999              5,187,000            519            19,181            (9,417)             10,283
============================================================================================================================

Common Stock issued November 11,
2000 @ $0.0001 per share                                                          0                  0                 25
                                           250,000             25

Net loss, January 1, 2000 through
December 31, 2000                                                                             (10,045)           (10,045)

----------------------------------------------------------------------------------------------------------------------------
Balance,  December 31, 2000              5,437,000                           19,181           (19,462)
                                                              544                                                     263
============================================================================================================================


Common Stock issued May 14,
2001 @ $0.10 per share                                                       11,738                  0             11,750
                                           117,500             12

Common Stock issued May 18,
2001 @ $0.10 per share                                                       11,738                  0             11,750
                                           117,500             12

Net loss, January 1, 2001 through
December 31, 2001                                                                             (24,965)           (24,965)

----------------------------------------------------------------------------------------------------------------------------
Balance,  December 31, 2001              5,672,000                           42,657           (44,427)            (1,202)
                                                              568
============================================================================================================================

Net loss, January 1, 2002 through
March 31, 2002                                                                                    (50)               (50)

----------------------------------------------------------------------------------------------------------------------------
Balance,  March 31, 2002                 5,672,000       $    568         $  42,657        $  (44,477)         $  (1,252)
============================================================================================================================
                     See Notes to Financial Statements


                                       4
                                                                Page 6

                         GARDEN BAY INTERNATIONAL, LTD.
                          (A Development Stage Company)
                            Statements of Cash Flows
-----------------------------------------------------------------------

                                                                                                            July 20, 1998
                                                               Three Months          Three Months            (inception)
                                                                   Ended                Ended                  through
                                                                 March 31,            March 31,                March 31,
                                                                   2002                  2001                    2002
                                                            -------------------  --------------------    ---------------------

    CASH FLOWS FROM OPERATING ACTIVITIES


         Net loss                                         $               (50) $                (24)   $             (44,477)
         Amortization                                                        0                     0                      306
        (Increase) in organization costs                                     0                     0                    (306)
        Increase in accounts payable                                         0                     0                    1,190
        Increase in loans payable                                          205                     0                      205

                                                            -------------------  --------------------    ---------------------

         Net cash provided / (used) by operating                           155                  (24)                 (43,082)
    activities


    CASH FLOWS FROM INVESTING ACTIVITIES

         Net cash provided by investing activities                           0                     0                        0

    CASH FLOWS FROM FINANCING ACTIVITIES

         Common stock issued for cash                                        0                     0                   42,225

                                                            -------------------  --------------------    ---------------------

         Net cash provided by financing activities                           0                     0                   42,225

                                                            -------------------  --------------------    ---------------------

        Net increase / (decrease) in cash                                  155                  (24)                    (857)

        Cash at beginning of period                                       (12)                    44                    1,000

                                                            -------------------  --------------------    ---------------------

        Cash at end of period                             $                143 $                  20   $                  143

                                                            ===================  ====================    =====================

                     See Notes to Financial Statements

                                       5
                                                                Page 7

             Microsoft Word 10.0.3416;GARDEN BAY INTERNATIONAL, LTD.
                          (A Development Stage Company)
                          Notes to Financial Statements
                              As of March 31, 2002



NOTE 1.   HISTORY AND ORGANIZATION OF THE COMPANY

The Company was organized July 20, 1998, under the laws of the state of Delaware, as Garden Bay International, Ltd. The Company has no significant revenues and no material operations and in accordance with SFAS # 7, the Company is considered a development stage company.

On July 20, 1998, the Company issued 5,000,000 shares of its common stock at $0.0001 per share for cash valued at $500.

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

On May 14, 2001, the Company issued 117,000 shares of its common stock at $0.10 per share for cash valued at $ 11,750.

On May 18, 2001, the Company issued 117,000 shares of its common stock at $0.10 per share for cash valued at $ 11,750. As of March 31, 2002 the Company had 5,672,000 shares of common stock outstanding.




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

                                       6
                                                                Page 8


NOTE 2.   ACCOUNTING POLICIES AND PROCEDURES (CONTINUED)

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

                                       7
                                                                Page 9


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


NOTE 6.  INCOME TAXES

                                  As of March             As of March
                                    31, 2002                31, 2001
                                  --------------------   ------------------
                                  --------------------   ------------------

Deferred tax assets:
Net operating loss carryforwards             $  6,672              $ 1,507
                                  --------------------   ------------------
Other                                             -0-                  -0-

Valuation allowance                           (6,672)              (1,507)
                                  --------------------   ------------------

Net deferred tax assets                      $    -0-               $  -0-
                                  ====================   ==================

Realization of deferred tax assets is dependent upon sufficient future taxable income during the period that deductible temporary differences and carryforwards are expected to be available to reduce taxable income. As the achievement of required future taxable income is uncertain, the Company recorded a valuation allowance.


NOTE 7.  SCHEDULE OF NET OPERATING LOSSES


1998  Net Operating Loss                                             $   (25)
1999  Net Operating Loss                                              (9,392)
2000  Net Operating Loss                                             (10,045)
2001 Net Operating Loss                                              (24,965)
2002 Net Operating Loss (1st. Qtr.)                                      (50)
                                                             -----------------
                                                             -----------------
Net Operating Loss                                                 $ (44,477)
                                                             =================

As of March 31, 2002 the Company has a net operating loss carryforward of approximately $ 44,477, which will expire twenty years from the date the loss was incurred.



                                       8
                                                                Page 10

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


COMPARISON OF QUARTER ENDED MARCH 31, 2002 WITH QUARTER ENDED MARCH 31, 2001

Revenues for the quarter ended March 31, 2002 were $214 as compared with $0 in 2001.
General & Administrative Expenses for the quarter ended March 31,were $291 in 2002 and $24. in 2001. Net loss in the quarter ended March 31,2002 was $50 as against $24 in 2001.

The Company had Total Assets of $143 at March 31, 2002 as compared to $(12) at March 31, 2001.

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

The Company has contacted suppliers in Tijuanna and Rosarito
Mexico and is inspecting new designs in order to increase the inventory. A wholesaler, Heather Hooper Wholesale, in Solana Beach, CA plans to distribute the products in the San Diego California area as soon as catalogs are published..

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

9. Going Concern. As of March 30, 2002 the Company had a negative stockholders' Equity of $(1,252). The auditors have raised a "going concern" question on the audit for the year ended December 31, 2001. The Company's auditors also raised a going concern question on the reviewed financial statements for the quarter ended March 31, 2002.

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

Dated: 5/15/2002

  ROBERT BERK
-----------------
  ROBERT BERK

  President